Form 10-Q
period 2003-06-30
PROTECTION ONE ALARM MONITORING INC; PROTECTION ONE INC
filed 2003-08-11
CIK 916310, 916230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

or

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

Indicate by check mark whether each of the registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that such registrants were required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether each of the registrants is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒

As of August 7, 2003, Protection One, Inc. had outstanding 98,106,279 shares of Common Stock, par value $0.01 per share. As of such date, Protection One Alarm Monitoring, Inc. had outstanding 110 shares of Common Stock, par value $0.10 per share, all of which shares were owned by Protection One, Inc. Protection One Alarm Monitoring, Inc. meets the conditions set forth in General Instructions H(1)(a) and (b) for Form 10-Q and is therefore filing this form with the reduced disclosure format set forth therein.  Protection One’s sole asset is Protection One Alarm Monitoring and Protection One Alarm Monitoring’s wholly owned subsidiaries, as such there are no separate financial statements for Protection One Alarm Monitoring, Inc.

FORWARD-LOOKING STATEMENTS

Certain matters discussed in this Form 10-Q are forward-looking statements intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally can be identified as such because the context of the statement includes words such as we “believe,” “expect,” “anticipate” or other words of similar import. Similarly, statements herein that describe our objectives, plans or goals also are forward-looking statements. Such statements include those made on matters such as our earnings and financial condition, litigation, accounting matters, our business, our efforts to consolidate and reduce costs, our customer account acquisition strategy and attrition, our liquidity and sources of funding and our capital expenditures. All such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Please refer to “Risk Factors” in our Form 10-K for the year ended December 31, 2002 with respect to such risks and uncertainties as well as certain important factors, among others, that could cause actual results to differ materially from our expectations.

Unless the context otherwise indicates, all references in this Report on Form 10-Q to the “Company,” “Protection One,” “we,” “us” or “our” or similar words are to Protection One, Inc., its direct wholly owned subsidiary, Protection One Alarm Monitoring, Inc., which we refer to in this document as “Monitoring,” and Monitoring’s wholly owned subsidiaries.  Protection One’s sole asset is, and Protection One operates solely through, Monitoring and Monitoring’s wholly owned subsidiaries.  Both Protection One and Monitoring are Delaware corporations organized in September 1991.

PART I

FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

PROTECTION ONE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	June 30, 2003	December 31, 2002

ASSETS

Current assets:
Cash and cash equivalents	$17,444	$1,545
Restricted cash	1,804	2,616
Receivables, net	21,595	26,084
Inventories, net	7,570	7,213
Prepaid expenses	2,677	4,672
Related party tax receivable	20,745	20,745
Deferred tax assets, current	7,707	8,256
Other	2,741	4,094
Assets of discontinued operations	—	1,117
Total current assets	82,283	76,342
Property and equipment, net	33,045	37,754
Customer accounts, net	279,146	312,785
Goodwill	41,847	41,847
Related party tax receivable, net of current portion	19,266	—
Deferred tax assets, net of current portion	276,897	286,645
Deferred customer acquisition costs	85,484	75,403
Other	7,727	6,796
Total assets	$825,695	$837,572

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$1,592	$10,159
Accounts payable	5,676	5,795
Accrued liabilities	33,071	35,921
Due to related parties	1,994	995
Deferred revenue	33,747	35,115
Liabilities of discontinued operations	—	428
Total current liabilities	76,080	88,413
Long-term debt, net of current portion	547,593	547,798
Deferred customer acquisition revenue	37,753	31,662
Other liabilities	1,167	1,552
Total liabilities	662,593	669,425

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $0.10 par value, 5,000,000 shares authorized	—	—

Common stock, $0.01 par value, 150,000,000 shares authorized, 127,949,184 shares and 127,796,745 shares issued at June 30, 2003 and December 31, 2002, respectively	1,279	1,278
Additional paid-in capital	1,379,337	1,382,024
Deficit	(1,182,902)	(1,165,596)
Investment in parent	—	(14,950)
Treasury Stock, at cost, 29,842,905 and 29,840,405 shares at June 30, 2003 and December 31, 2002, respectively	(34,612)	(34,609)
Total stockholders’ equity	163,102	168,147
Total liabilities and stockholders’ equity	$825,695	$837,572

The accompanying notes are an integral part of these
consolidated financial statements.

PROTECTION ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS

(Dollars in thousands, except for per share amounts)

(Unaudited)

	Six Months Ended June 30,
	2003	2002
		(As Restated See Note 10)
Revenues:
Monitoring and related services	$129,125	$138,204
Other	9,903	9,011
Total revenues	139,028	147,215

Cost of revenues (exclusive of depreciation and amortization shown below):
Monitoring and related services	37,189	40,468
Other	14,146	18,697
Total cost of revenues	51,335	59,165

Gross profit (exclusive of depreciation and amortization shown below)	87,693	88,050

Operating expenses:
Selling	16,079	12,747
General and administrative	40,320	43,223
Amortization and depreciation	40,314	41,456
Loss on impairment	—	338,104
Total operating expenses	96,713	435,530
Operating loss	(9,020)	(347,480)
Other (income) expense:
Interest expense	12,675	16,822
Related party interest	6,652	4,815
Gain on retirement of debt	—	(16,735)
Other	(2,092)	117
Loss from continuing operations before income taxes	(26,255)	(352,499)
Income tax benefit	8,949	125,934
Loss from continuing operations before accounting change	(17,306)	(226,565)
Loss from discontinued operations, net of taxes	—	(3,012)
Cumulative effect of accounting change, net of taxes
Continuing operations	—	(541,330)
Discontinued operations	—	(2,283)
Net loss	(17,306)	(773,190)
Other comprehensive income:
Foreign currency translation gain	—	863
Reclassification adjustment for foreign currency translation loss included in discontinued operations	—	1,499

Total other comprehensive income	—	2,362

Comprehensive loss	$(17,306)	$(770,828)
Basic and diluted per share information:
Loss from continuing operations per common share	$(0.18)	$(2.31)
Loss from discontinued operations per common share	$—	$(0.03)
Cumulative effect of accounting change on continuing operations per common share	$—	$(5.51)
Cumulative effect of accounting change on discontinued operations per common share	$—	$(0.02)
Net loss per common share	$(0.18)	$(7.87)

Weighted average common shares outstanding (in thousands)	98,094	98,194

The accompanying notes are an integral part of these
consolidated financial statements.

PROTECTION ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands, except for per share amounts)

(Unaudited)

	Three Months Ended June 30,
	2003	2002
		(As Restated See Note 10)
Revenues:
Monitoring and related services	$64,019	$68,198
Other	4,923	5,091
Total revenues	68,942	73,289

Cost of revenues (exclusive of amortization and depreciation shown below):
Monitoring and related services	18,231	19,892
Other	7,092	6,954
Total cost of revenues	25,323	26,846
Gross profit (exclusive of amortization and depreciation shown below)	43,619	46,443

Operating expenses:
Selling	7,838	6,153
General and administrative	19,954	21,280
Amortization and depreciation	20,111	20,609
Total operating expenses	47,903	48,042
Operating loss	(4,284)	(1,599)
Other (income) expense:
Interest expense	6,513	7,990
Related party interest	3,539	2,652
Gain on retirement of debt	—	(13,585)
Other	(2,073)	24
Income (loss) from continuing operations before income taxes	(12,263)	1,320
Income tax benefit	4,273	2,589
Income (loss) from continuing operations	(7,990)	3,909
Loss from discontinued operations, net of taxes	—	(1,343)
Net income (loss)	$(7,990)	$2,566

Other comprehensive income:
Foreign currency translation gain	—	900
Reclassification adjustment for foreign currency translation loss included in discontinued operations	—	1,499

Comprehensive income (loss):	$(7,990)	$4,965

Basic and diluted per share information:
Income (loss) from continuing operations per common share	$(0.08)	$0.04
Loss from discontinued operations per common share	$—	$(0.01)
Net income (loss) per common share	$(0.08)	$0.03

Weighted average common shares outstanding (in thousands)	98,106	97,935

The accompanying notes are an integral part of these
consolidated financial statements.

PROTECTION ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2003	2002

		(As Restated See Note 10)

Cash flow from operating activities:
Net loss	$(17,306)	$(773,190)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities: Gain on retirement of debt	—	(16,735)
Gain on sale of assets	(2,092)
Loss on discontinued operations, net of tax	—	3,012
Cumulative effect of accounting change, net of taxes	—	543,613
Loss on impairment of customer accounts	—	338,104
Amortization and depreciation	40,314	41,456
Amortization of debt costs and premium	369	597
Amortization of deferred customer acquisition costs in excess of deferred revenues	8,277	12,022
Deferred income taxes	10,217	(114,168)
Provision for doubtful accounts	916	2,983
Other	68	79
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Receivables, net	3,573	4,818
Related party tax receivable	(19,266)	(11,016)
Other assets	2,523	441
Accounts payable	(48)	3,155
Deferred revenue	(2,202)	(2,928)
Other liabilities	(2,850)	(4,733)
Net cash provided by operating activities	22,493	27,510

Cash flows from investing activities:
Purchases of new accounts	(249)	(1,211)
Deferred customer acquisition costs	(21,896)	(19,415)
Deferred customer acquisition revenues	8,960	7,530
Purchase of property and equipment	(2,795)	(3,328)
Purchase of parent company bonds	—	(67,364)
Proceeds from sale of parent company bonds	—	67,364
Sale (purchase) of AV ONE	1,411	(1,378)
Proceeds from disposition of assets	2,598	—
Net cash used in investing activities	(11,971)	(17,802)

Cash flows from financing activities:
Payments on long-term debt	(8,567)	(60,220)
Proceeds from long term-debt	—	44
Proceeds from sale of trademark	450	—
Debt issue costs	74	—
Borrowings from Westar Credit Facility	—	59,000
Purchase of parent company stock - held as treasury	—	(11,615)
Proceeds from sale of parent company stock - held as treasury	11,940	—
Purchase of Treasury Stock	(3)	(2,178)
Exercise of stock options and Employee Stock Purchase Plan	256	432
Funding from parent	998	2,148
Net cash provided by (used in) financing activities	5,148	(12,389)
Net cash provided by discontinued operations	229	330
Net increase (decrease) in cash and cash equivalents	15,899	(2,351)
Cash and cash equivalents:
Beginning of period	1,545	3,671
End of period	$17,444	$1,320

Cash paid for interest	$19,690	$24,119
Cash paid for taxes	$237	$134

The accompanying notes are an integral part of these
consolidated financial statements.

PROTECTION ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.             Basis of Consolidation and Interim Financial Information:

Protection One, Inc. (“Protection One” or the “Company”), a Delaware corporation, is a publicly traded security alarm monitoring company.  Protection One is principally engaged in the business of providing security alarm monitoring services, which include sales, installation and related servicing of security alarm systems for residential and business customers. Westar Industries, Inc. (“Westar Industries”), a wholly owned subsidiary of Westar Energy, Inc. (“Westar Energy”), owns approximately 88% of the Company’s common stock.  Westar Energy is a public electric utility and is regulated by the Kansas Corporation Commission (“KCC”). On November 8, 2002 the KCC issued an Order that, among many findings and directives, requested Westar Energy consider selling its investment in Protection One.  In early 2003, Westar Energy announced that it intends to sell its investment in Protection One stock.

The Company’s unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q.  Accordingly, certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2002, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”).

The Company’s strategy is to improve returns on invested capital by realizing economies of scale from increasing customer density in the largest urban markets in North America.  The Company plans to accomplish this goal by: (i) retaining its customers by providing quality customer service from its monitoring facilities and its branches; and (ii) using its national presence, strategic alliances and strong local operations to persuade the most desirable residential and commercial prospects to enter into long term agreements with the Company on terms that permit it to achieve appropriate returns on capital.  When adequate capital becomes available, the Company would like to resume acquiring alarm companies and portfolios of alarm accounts pursuant to transactions that meet the Company’s strategic and financial requirements.

The Company has reported losses for the past several years and Westar Energy has announced that it intends to sell its investment in Company stock.  Additionally, the Company’s current primary financing source is through a credit facility with Westar Energy and credit available under such facility has been reduced (see Notes 4 and 5).  Management of the Company has evaluated these conditions and events in establishing its operating plans for the Company.  In addition to the plans and strategies noted in the paragraph above, management plans to carefully monitor the level of investment in new customer accounts, continue control of operating expenses, curtail other capital expenditures, if necessary, and continue efforts to extend or replace the credit facility upon its expiration in January 2005.  Management believes that the funds provided from operations and from the Westar Credit Facility, coupled with receipts under the tax sharing agreement (see Note 8), will be sufficient throughout 2004.

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” which amends Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.”  SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, it amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  This Statement requires that companies follow the prescribed format and provide the additional disclosures in their annual reports for fiscal years ending after December 15, 2002. The Company applies the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” as allowed by SFAS Nos. 123 and

148, and related interpretations in accounting for its stock-based compensation plans.  The Company has adopted the disclosure requirements of SFAS No. 148.

For purposes of the pro forma disclosures required by SFAS No. 148, the estimated fair value of the options is amortized to expense on a straight-line method over the options’ vesting period.  Under SFAS No. 123, compensation expense would have been $0.2 million and $0.4 million in the three and six months ended June 30, 2003, respectively and $0.2 million and $0.4 million in the three and six months ended June 30, 2002, respectively.  Information related to the pro forma impact on earnings and earnings per share follows.

	Six Months Ended June 30,
	2003	2002

Net loss, as reported	$(17,306)	$(773,190)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	45	45
Deduct: Total stock option expense determined under fair value method for all awards, net of related tax effects	(392)	(439)
Net loss, pro forma	$(17,653)	$(773,584)

Net loss per common share (basic and diluted):
As reported	$(0.18)	$(7.87)
Pro forma	$(0.18)	$(7.88)

	Three Months Ended June 30,
	2003	2002

Net income (loss), as reported	$(7,990)	$2,566
Add: Stock-based employee compensation expense included in reported net earnings (loss), net of related tax effects	22	22
Deduct: Total stock option expense determined under fair value method for all awards, net of related tax effects	(188)	(220)
Net income (loss), pro forma	$(8,156)	$2,368

Net earnings (loss) per common share (basic and diluted):
As reported	$(0.08)	$0.03
Pro forma	$(0.08)	$0.02

In the opinion of management of the Company, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the financial statements have been included. The results of operations for the six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

Restricted cash on the accompanying balance sheet represents a trust account established as collateral for the benefit of the insurer of the Company’s workers’ compensation claims.  The Company receives interest income earned by the trust.

The Company has issued stock options and warrants of which approximately 0.4 million and 0.5 million represent dilutive potential common shares for the three and six months ended June 30, 2003, respectively and 1.9 million and 1.7 million for the three and six months ended June 30, 2002, respectively.  These securities were not included in the computation of diluted earnings per share for those periods presented with net losses since to do so would have been antidilutive.  For the three months ended June 30, 2002, the dilutive impact of these securities was not significant and did not result in a change in the earnings per share amount reported for basic earnings per share.

Certain reclassifications have been made to prior year information to conform with the current year presentation.

2.             Impairment Charge Pursuant to New Accounting Rules:

Effective January 1, 2002, the Company adopted the new accounting standards SFAS No. 142, “Accounting for Goodwill and Other Intangible Assets,” and SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.”  SFAS No. 142 establishes new standards for accounting for goodwill.  SFAS No. 142 continues to require the recognition of goodwill as an asset, but discontinues amortization of goodwill.  In addition, annual impairment tests must be performed using a fair-value based approach as opposed to an undiscounted cash flow approach required under prior standards.   The completion of the impairment test by the Company, based upon a valuation performed by an independent appraisal firm, as of January 1, 2002, indicated that the carrying value of goodwill had been impaired and an impairment charge was recorded as discussed below.

SFAS No. 144 establishes a new approach to determining whether the Company’s customer account asset is impaired.  The approach no longer permits the Company to evaluate its customer account asset for impairment based on the net undiscounted cash flow stream obtained over the remaining life of goodwill associated with the customer accounts being evaluated.  Rather, the cash flow stream to be used under SFAS No. 144, is limited to future estimated undiscounted cash flows from assets in the asset group, which include customer accounts, the primary asset of the reporting unit, plus an estimated amount for the sale of the remaining assets within the asset group (including goodwill).  If the undiscounted cash flow stream from the asset group is less than the combined book value of the asset group, then the Company is required to mark the customer account asset down to fair value, by way of recording an impairment, to the extent fair value is less than its book value.  To the extent net book value is less than fair value, no impairment would be recorded.

The new rule substantially reduces the net undiscounted cash flows used for customer account impairment evaluation purposes as compared to the previous accounting rules.  The undiscounted cash flow stream was reduced from the 16 year remaining life of the goodwill to the 9 year remaining life of customer accounts for impairment evaluation purposes.   Using these new guidelines, the Company determined that there was an indication of impairment of the carrying value of the customer accounts and an impairment charge was recorded as discussed below.

To implement the new standards, the Company engaged an appraisal firm to help management estimate the fair values of goodwill and customer accounts.  Based on this analysis, the Company recorded a net charge of approximately $765.2 million in the first quarter of 2002.  The charge is detailed as follows:

	Goodwill	Customer Accounts	Total
		(in millions)
North America Segment:
Impairment charge - continuing operations	$509.4	$338.1	$847.5
Impairment charge – discontinued operations	2.3	1.9	4.2
Estimated income tax benefit	(65.1)	(118.4)	(183.5)
Net charge	$446.6	$221.6	$668.2

Multifamily Segment:
Impairment charge	$104.2	$—	$104.2
Estimated income tax benefit	(7.2)	—	(7.2)
Net charge	$97.0	$—	$97.0

Total Company:
Impairment charge	$615.9	$340.0	$955.9
Estimated income tax benefit	(72.3)	(118.4)	(190.7)
Net charge	$543.6	$221.6	$765.2

The impairment charge for goodwill is reflected in the consolidated statement of operations as a cumulative effect of a change in accounting principle.  The impairment charge for customer accounts is reflected in the consolidated statement of operations as an operating cost.  These impairment charges reduced the recorded value of these assets to their estimated fair values at January 1, 2002.

Another impairment test was completed by the Company as of July 1, 2002 (the date selected for its annual impairment test), with the independent appraisal firm providing the valuation of the estimated fair value of the Company’s reporting units, and no impairment was indicated.  After regulatory actions (see Note 5, “Related Party Transactions”), including Kansas Corporation Commission Order No. 55, which prompted Westar Energy to advise the Company that it intended to dispose of its investment in the Company, the independent appraisal firm was again retained to perform an additional valuation so that the Company could perform an impairment test as of December 31, 2002. Order No. 55 limited the amount of capital Westar Energy could provide to the Company which increased the Company’s risk profile.  Therefore, the Company reevaluated its corporate forecast, reduced the amount of capital invested over its forecast horizon and lowered its base monthly recurring revenue to incorporate actual 2002 results, which resulted in a lower valuation than the July 1, 2002 valuation.  The Company recorded an additional $90.7 million impairment charge, net of $13.3 million tax, to reflect the impairment of all remaining goodwill of its North America segment in the fourth quarter of 2002.

A deferred tax asset in the amount of $190.7 million was recorded in the first quarter of 2002 for the tax benefit shown above and an additional deferred tax benefit of $13.3 million was recorded with the fourth quarter impairment charge.  If Westar Energy completes its intended disposal of Protection One, however, the Company’s net deferred tax asset of $284.6 million at June 30, 2003 might not be realizable and the Company might not be in a position to record a tax benefit for losses incurred.  As a result, the Company would be required to record a charge against income for the portion of its net deferred tax assets determined not to be realizable. This charge could be material and could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company is required to perform impairment tests for long-lived assets prospectively when the Company determines that indicators of potential impairment are present.  Goodwill is required to be tested at least annually for impairment.  Declines in market values of the Company’s business or the value of its customer accounts that may occur in the future may require additional write-down of these assets in the future.  No impairment charge was recorded in the first six months of 2003.

3.             Intangible Assets - Customer Accounts and Goodwill:

The following reflects the changes in the Company’s investment in purchased customer accounts (at cost) for the following periods (in thousands):

	Six Months Ended June 30, 2003	Three Months Ended June 30, 2003	Year Ended December 31, 2002
Beginning customer accounts, net	$312,785	$295,951	$719,679
Acquisition of customer accounts	315	148	1,195
Amortization of customer accounts	(34,185)	(17,076)	(68,929)
Impairment charge	—	—	(338,104)
Sale of accounts	—	—	(398)
Purchase holdbacks and other	231	123	(658)
Ending customer accounts, net	$279,146	$279,146	$312,785

The investment at cost in customer accounts at June 30, 2003 and December 31, 2002 was $946.2 million and $945.1 million, respectively. Accumulated amortization of the investment in customer accounts at June 30, 2003 and December 31, 2002 was $667.1 million and $632.3 million, respectively.  The table below reflects the estimated aggregate customer account amortization expense for 2003 and each of the four succeeding fiscal years on the existing customer account base as of June 30, 2003.

	2003	2004	2005	2006	2007
	(Dollars in thousands)
Estimated amortization expense	$68,679	$68,572	$52,288	$51,931	$45,610

There were no changes in the carrying amounts of goodwill for the three and six months ended June 30, 2003.  The changes in the carrying amounts of goodwill for the year ended December 31, 2002, are as follows (in thousands):

	North America Segment	Multifamily Segment	Total

Balance as of December 31, 2001	$613,414	$150,035	$763,449
Impairment losses (Note 2)	(613,414)	(104,188)	(717,602)
Realization of purchased tax assets	—	(4,000)	(4,000)

Balance as of December 31, 2002	$—	$41,847	$41,847

4.             Debt:

Long-term debt and the fixed or weighted average interest rates are as follows (in thousands):

	June 30, 2003	December 31, 2002
Westar Credit Facility with Westar Industries, maturing January 5, 2005,variable 6.2% (a)	$215,500	$215,500
Senior Subordinated Notes, maturing January 2009, fixed 8.125%	110,340	110,340
Senior Unsecured Notes, maturing August 2005, fixed 7.375%	190,925	190,925
Senior Subordinated Discount Notes, maturing June 2005, effective rate 11.8%	30,828	31,033
Convertible Senior Subordinated Notes, maturing September 2003, fixed 6.75%	1,345	9,725
Other debt obligations, including capital leases	247	434
	549,185	557,957
Less current portion	(1,592)	(10,159)

Total long-term debt	$547,593	$547,798

(a) Represents weighted average interest rate before fees on borrowings under the facility at June 30, 2003.  The weighted-average annual interest rate before fees on borrowings at December 31, 2002 was 5.2%.

The Company’s ability to borrow under the facility is subject to compliance with certain financial covenants, including a leverage ratio of 5.75 to 1.0 and an interest coverage ratio of 2.10 to 1.0.

Some of the indentures governing the Company’s outstanding senior and subordinated notes contain similar covenants with different calculations relating to the Company’s ability to incur indebtedness.  The Company was in compliance with all covenants contained in these indentures at June 30, 2003.

In June 2003, the Company used available cash to purchase $8.4 million of its 6.75% Convertible Senior Subordinated Notes which mature in September of 2003.  The notes were purchased at face value and no gain or loss was recorded on the transaction.

In accordance with the Partial Stipulation and Agreement (see Note 5, Related Party Transactions) approved by the KCC, the Westar Credit Facility with Westar Industries provides for borrowings up to $228.4 million with a variable interest rate. Additionally, the Westar Credit Facility must be paid in full upon the sale of all or a majority of Westar Energy’s investment in the Company’s common stock to a new owner.  In June 2003 the Company and Westar Industries executed the thirteenth and fourteenth amendments to the Westar Credit Facility that, among other things, extended the maturity date of the credit facility to

January 5, 2005 and increased the applicable borrowing rate on Eurodollar borrowings from LIBOR plus 3.75% to LIBOR plus 5.00%.

The Company has obligations under which its outstanding notes were issued which could require the Company to offer to purchase such debt in connection with a change in control such as a disposition by Westar Energy of its investment in the Company’s common stock.   The Westar Credit Facility must be paid in full upon any sale by Westar Energy of the Company’s common stock.  Furthermore, the indentures governing all of the Company’s debt securities require that it offers to repurchase the securities in certain circumstances following a change in control such as would occur if Westar Energy completes the sale of its investment in the Company.  The 13 5/8% senior subordinated discount notes and 6 3/4% convertible notes require the Company to make a repurchase offer at approximately 101% of principal amount, plus interest in the event of a change in control.  The 7 3/8% senior notes and 8 1/8% senior subordinated notes require the Company to make a repurchase offer at 101% of principal amount, plus interest in the event of a change in control coupled with two ratings downgrades that occurred after the date the Company announced an intent to pursue a transaction that would result in a change in control.

5.             Related Party Transactions:

On November 8, 2002, the Kansas Corporation Commission issued Order No. 51 which required Westar Energy to initiate a corporate and financial restructuring, reverse specified accounting transactions described in the Order, review, improve and/or develop, where necessary, methods and procedures for allocating costs between utility and non-utility businesses for KCC approval, refrain from any action that would result in its electric businesses subsidizing non-utility businesses, reduce outstanding debt giving priority to reducing utility debt and, pending the corporate and financial restructuring, imposed standstill limitations on Westar Energy’s ability to finance non-utility businesses including the Company. These standstill protections require that Westar Energy seek KCC approval before it takes actions such as making any loan to, investment in or transfer of cash in excess of $100,000 to the Company or another non-utility affiliate, entering into any agreement with the Company or another non-utility affiliate where the value of goods or services exchanged exceeds $100,000, investing, by Westar Energy or Westar Energy’s affiliate, of more than $100,000 in an existing or new non-utility business and transferring any non-cash assets or intellectual property to the Company or another non-utility affiliate.  In addition, Westar Energy must charge interest to the Company and other non-utility affiliates at the incremental cost of their debt on outstanding balances of any existing or future inter-affiliate loans, receivables or other cash advances due Westar Energy.  The Order also suggested that the sale by Westar Energy of the Company’s stock should be explored, along with other alternatives, as a possible source of cash to be used to reduce Westar Energy debt. An additional provision affecting the Company includes a requirement that it cannot sell assets having a value of $100,000 or more without prior KCC approval.

On December 23, 2002, the Kansas Corporation Commission issued Order No. 55 clarifying and modifying the November 8, 2002 Order.  One such clarification was that Westar Energy and Westar Industries would be prohibited from making payments to the Company under the tax sharing agreement until certain requirements were met by Westar Energy regarding their debt.

On January 10, 2003, Protection One filed a petition seeking reconsideration of certain aspects of Order No. 55.  Specifically, the Company requested that the Commission reconsider and revise Order No. 55 so that it clearly does not interfere with the Company’s contractual arrangements with Westar Energy and Westar Industries, including, but not limited to the tax sharing agreement and the Westar Credit Facility.

On February 11, 2003, the parties to the KCC proceeding filed a Limited Stipulation and Agreement, which sought the KCC’s approval for Protection One to sell all of its Westar Energy stock to Westar Energy.  The KCC approved the Limited Stipulation and Agreement on February 14, 2003.  Protection One sold its Westar Energy stock to Westar Energy on February 14, 2003 for $11.6 million.  At December 31, 2002 this Westar Energy stock was recorded as a reduction of stockholders’ equity, similar to treasury stock, in the approximate amount of $15.0 million.  In January 2003, the Company received approximately $0.3 million in dividends on the stock which resulted in reduction in the investment in parent. The difference between the cost and proceeds received from Westar Energy was reflected as a reduction of contributed capital from Westar Energy in the first quarter of 2003.

On February 25, 2003, the Company entered into a Partial Stipulation and Agreement (the Reconsideration Agreement) with the Staff of the KCC, Westar Energy, Westar Industries and an intervener.  The Reconsideration Agreement requested that the KCC issue an order granting limited reconsideration and clarification to its order issued December 23, 2002.  The Reconsideration Agreement also requests that the KCC authorize Westar Energy and Westar Industries to perform their respective obligations to the Company under the tax sharing agreement and the Westar Credit Facility. Additionally, the Reconsideration Agreement provides that, among other things; (a) the maximum borrowing capacity under the Westar Credit Facility will be reduced to $228.4 million and the maturity date may be extended one year to January 5, 2005; (b) Westar Energy may provide funds to Westar Industries to the extent necessary to perform its obligations to the Company under the Westar Credit Facility; (c) Westar Energy will reimburse the Company approximately $4.4 million for expenses incurred in connection with services provided by Protection One Data Services and AV One, Inc. to Westar Energy and Westar Industries, and for the sale of AV One, Inc. to Westar Energy; and  (d) the Management Services Agreement between the Company and Westar Industries is cancelled.

On March 11, 2003, the KCC issued Order No. 65 conditionally approving the Reconsideration Agreement. The KCC imposed the following on the terms of the Reconsideration Agreement: (a) the Westar Credit Facility must be paid off upon the sale of all or a majority of Protection One common stock held by Westar Industries, and this pay-off must be a condition of any sale by Westar Industries of Protection One’s stock; (b) Westar Energy must provide advance notice to the KCC if the payment to the Company under the tax sharing agreement exceeds approximately $20 million; (c) Protection One must receive KCC approval prior to selling any assets exceeding $100,000 and Westar Energy and Westar Industries must receive KCC approval prior to selling their stock in Protection One; and (d) Protection One must waive potential claims against Westar Energy and Westar Industries relating to certain inter-company agreements.  In addition, the KCC reserved the right to impose a deadline for the sale by Westar Industries of its Protection One stock.  Westar Energy is precluded from extending any credit to the Company except for borrowings the Company may make under the Westar Credit Facility.

The Company, Westar Energy and Westar Industries also agreed that they will provide the Kansas Corporation Commission with periodic reports on the progress of their efforts to sell Westar Energy’s equity investment in Protection One.

In addition, on March 19, 2003, the Company submitted two letters to the KCC in response to KCC Order No. 65, one of which was addressed to the KCC and the other of which was addressed to Westar Energy.  As described in the letters, the Company agreed to (i) release Westar Energy from certain claims relating to Protection One Data Services, Inc (“PODS”), AV One, Inc. and the Management Services Agreement and (ii) accept the conditions set forth in Order No. 65 relating to matters other than PODS, AV One, Inc. and the Management Services Agreement.  The Company does not intend to seek reconsideration of Order No. 65.

The Company had outstanding borrowings under the Westar Credit Facility with Westar Industries of $215.5 million at June 30, 2003 and December 31, 2002. The Company accrued interest expense of $2.8 million and $5.6 million and made interest payments of $2.8 million and $5.6 million on borrowings under the facility for the three months and six months ended June 30, 2003, respectively.   The Company accrued interest expense of $2.3 million and $4.3 million and made interest payments of  $2.3 million and $4.2 million on borrowings under the facility for the three months and six months ended June 30, 2002, respectively.  Pursuant to the Reconsideration Agreement, the maximum borrowing capacity of the Westar Credit Facility was reduced from $280.0 million to $228.4 million.  Accordingly, Westar Energy agreed to refund approximately $0.5 million to the Company in amendment fees.  This amount was refunded on June 24, 2003 upon execution of the thirteenth amendment to the Westar Credit Facility.

On June 30, 2003 the Company paid $0.5 million amendment fee to Westar Industries for the fourteenth amendment to the Westar Credit Facility.  This amendment extended the maturity date of the facility to January 5, 2005 and increased the applicable margin on Eurodollar borrowings to 5.00%.

On June 30, 2003 Westar Industries paid the Company approximately $0.5 million partially as consideration for the Company’s grant of a license to Protection One Europe Holding S.A. to use the Protection One trademark and name in certain European countries.   Revenue from this agreement will be recognized over the life of the licensing agreement.

During the first six months of 2002, the Company acquired from Westar Industries $60.7 million face value of the Company’s bonds for $46.1 million.  These bonds were purchased at Westar Industries’ cost which generally approximated fair value.  As a result of these transactions, a gain of $14.2 million was recognized in the first six months of 2002.  No bonds were repurchased from Westar Industries in the first six months of 2003.

During the first six months of 2002 the Company acquired in open market purchases approximately $41.2 million of Westar Energy 6.25% notes, approximately $21.6 million of Westar Energy 6.875% notes and approximately $4.6 million of Westar Energy 7.125% notes.  All of these notes were subsequently sold at cost to Westar Energy prior to June 30, 2002.  During the first six months in 2002 the Company acquired in open market purchases approximately $10.1 million of Westar Energy common stock and approximately $1.8 million of Westar Energy preferred stock.  In addition, in the first quarter of 2002, the Company acquired $0.3 million of Westar Energy preferred securities and $0.1 million of ONEOK, Inc. common stock, all of which were subsequently sold at cost to Westar Energy on March 27, 2002.  At December 31, 2002, the Company held 850,000 shares of Westar Energy common stock at a cost of approximately $13.0 million and 34,213 shares of Westar Energy preferred stock at a cost of approximately $2.0 million for a combined cost of approximately $15.0 million which is reflected in the equity section of the Company’s balance sheet.  These securities were sold to Westar Energy on February 14, 2003 for approximately $11.6 million, as discussed above.

On June 21, 2001, the Company entered into an amendment to the Contribution Agreement dated as of July 30, 1997 between the Company and Westar Energy.  This amendment permitted Westar Energy’s beneficial ownership of the Company’s outstanding common stock to exceed 85% provided that its beneficial ownership on a fully diluted basis does not exceed 81% of the outstanding shares.  The amendment to the Contribution Agreement was approved by the Company’s continuing directors as required by the terms of the Contribution Agreement.

The Company had a receivable balance of $40.0 million and $20.7 million at June 30, 2003 and December 31, 2002, respectively, relating to a tax sharing agreement with Westar Energy.  The $20.7 million receivable at December 31, 2002, is the estimated tax benefit Westar Energy will be able to utilize in its 2002 consolidated income tax return which will be filed in 2003.  An additional $19.3 million receivable was recorded for the estimated tax benefit generated in the first six months of 2003 that Westar Energy will be able to utilize in its 2003 consolidated income tax return which will be filed in 2004.  In February 2002, the Company received $1.7 million from Westar Energy for payment of the tax receivable at December 31, 2001. See Note 8 for further discussion relating to income taxes.

Westar Energy provides administrative services at cost to the Company pursuant to an agreement (the “Administrative Services Agreement”), which includes accounting, tax, audit, human resources, legal, purchasing and facilities services.  Charges of approximately $1.1 million and $2.3 million were incurred for the three months and six months ended June 30, 2003, respectively, compared to charges of approximately $1.5 million and $3.1 million for the three months and six months ended June 30, 2002, respectively.  The Company had a net balance due to Westar Energy of $2.0 million and $1.0 million at June 30, 2003 and December 31, 2002, respectively.

In November 2001, the Company entered into an agreement (the “Management Services Agreement”) pursuant to which it paid to Westar Industries, beginning with the quarter ended March 31, 2002, a financial advisory fee, payable quarterly, equal to 0.125% of the Company’s consolidated total assets at the end of each quarter.  The Company incurred $1.3 million and $2.6 million of expense for the three and six months ended June 30, 2002, respectively, for the financial advisory fee which is included in general and administrative expenses on the statement of operations.  During the fourth quarter of 2002, the management fee was suspended.  This agreement was terminated in accordance with the Reconsideration Agreement and the remaining balance due was paid during the fourth quarter of 2002.

On June 5, 2002, the Company acquired the stock of a wholly owned subsidiary of Westar Industries named Westar Aviation, Inc. for approximately $1.4 million.  The Company subsequently changed the name of the newly acquired corporation to AV ONE, Inc. (“AV ONE”) and entered into an Aircraft Reimbursement Agreement with Westar Industries.  Under this agreement, Westar Industries agreed to reimburse AV ONE for certain costs and expenses relating to its operations.  In accordance with the Reconsideration Agreement, Westar Energy reimbursed the Company for all costs incurred relating to the services provided to Westar Energy and Westar Industries and on March 21, 2003, repurchased the stock of AV ONE at book value.  The Company did not incur any gain or loss on the transaction since the sale was transacted at book value.

On September 17, 2002, Westar Energy was served with a federal grand jury subpoena by the United States Attorney’s Office concerning, among other things, the use of aircraft leased by Westar Industries, and by AV ONE.  Since that date, the United States Attorney’s Office has served additional information requests on Westar Energy, its subsidiaries, including AV ONE, and certain employees of Westar Energy and AV ONE.  The Company is cooperating with the grand jury and Westar Energy in connection with such requests.

In June 2002, the Company formed a wholly owned subsidiary named Protection One Data Services, Inc. and on July 1, 2002 transferred to it approximately 42 of its Information Technology employees.   Effective July 1, 2002, PODS entered into an outsourcing agreement with Westar Energy pursuant to which PODS provided Westar Energy information technology services.  As a condition of the agreement, PODS offered employment to approximately 100 Westar Energy Information Technology employees.  Operation of the subsidiary and the provision of such services were discontinued as of December 31, 2002.  Revenues from these operations totaled $11.2 million for the six months of their operation ending December 31, 2002 and net income was $0.3 million for that period.  The approximately 142 Information Technology employees that had accepted employment with PODS were transferred back to their respective companies as of the December 31, 2002.   PODS had a $1.1 million receivable from Westar Energy as of December 31, 2002. On March 21, 2003, in accordance with the Reconsideration Agreement, Westar Energy paid the Company $1.1 million for the balance due under the outsourcing agreement.

6.                                      Commitments and Contingencies:

In 1999, six former Protection One dealers filed a class action lawsuit against Protection One Alarm Monitoring, Inc. (“Monitoring”) in the U. S. District Court for the Western District of Kentucky alleging breach of contract arising out of a disagreement over the interpretation of certain provisions of their dealer contracts.  The action is styled Total Security Solutions, Inc., et al. v. Protection One Alarm Monitoring, Inc., Civil Action No. 3:99CV-326-H (filed May 21, 1999).  In September 1999, the Court granted Monitoring’s motion to stay the proceeding pending the individual plaintiffs’ pursuit of arbitration as required by the terms of their agreements.  On June 23, 2000, the Court denied plaintiffs’ motion for collective arbitration. On or about October 4, 2000, notwithstanding the Court’s denial of plaintiffs’ motion for collective arbitration, the six former dealers filed a Motion to Compel Consolidation Arbitration with the American Arbitration Association (“AAA”).  On November 21, 2000, the AAA denied the dealers’ motion and advised they would proceed on only one matter at a time. Initially, only Masterguard Alarms proceeded with arbitration. On March 8, 2002, Masterguard’s claims against the Company were settled by the mutual agreement of the parties.

On July 25, 2002, Complete Security, Inc., a dealer which was among the original plaintiffs in the Total Security Solutions court proceeding, initiated arbitration proceedings against Monitoring, alleging breach of contract, misrepresentation, consumer fraud and franchise law violations.

In addition, two dealers, not plaintiffs in the original Total Security Solutions litigation — Security Response Network, Inc. and Homesafe Security, Inc. — have brought similar claims in arbitration against the Company.

Discovery is on-going in the Complete Security, Security Response Network and Homesafe Security matters.

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

On July 2, 2002, Monitoring received a letter from the University of New Hampshire, asserting claims against Monitoring due to Monitoring’s alleged failure to properly monitor a low-temperature freezer used by the University to store research specimens, which failure allegedly caused damage to or destruction of scientific specimens.  The University’s letter alleged losses of $250,000. On or about August 13, 2002, Monitoring received a letter from counsel to Dr. Stacie Sower, whom we understand to be a professor at the University whose specimens were among those allegedly damaged or destroyed, alleging that the loss was approximately $1.1 million.

Monitoring entered into a tolling agreement with the University and Dr. Sower, extending the applicable statute of limitations to August 7, 2003, in order to allow claimants time to further investigate the cause of the freezer failure and potentially resolve the matter without resorting to litigation. The parties engaged in informal discovery and settlement negotiations during the tolling period.

On Friday, August 8, 2003, Monitoring received notice that on or about August 1, 2003, and August 5, 2003, respectively, Dr. Sower and the University filed separate lawsuits against Monitoring in New Hampshire Superior Court (Stacia Sower v. Protection One Alarm Monitoring, inc. and University of New Hampshire v. Protection One Alarm Monitoring, Inc. & SU Security, Docket Number 03-C0199). Dr. Sower's suit alleges breach of the duty of care, violations of New Hampshire Revised Statute Chapter 358-A, products liability, and other causes of action. The University's suit alleges negligence, breach of contract, breach of implied covenant of good faith and fair dealing, negligent or intentional misrepresentation, strict liability, violations of New Hampshire Revised Statute Chapter 358-A, breach of implied warranties, and other causes of action. Both lawsuits seek unspecified monetary damages. The University's lawsuit also seeks rescission of Monitoring's contract with the University.

Monitoring’s liability insurance carrier has been notified of these claims. Monitoring intends to vigorously defend against any and all claims relating to this matter, and believes it has adequate insurance coverage with respect to any potential liability arising from this suit.  In the opinion of management, the outcome of this dispute will not have a material adverse effect upon the Company’s consolidated financial position or results of operations.

On August 2, 2002, Monitoring, Westar Energy, Inc. and certain former employees of Monitoring, as well as certain third parties, were sued in the District Court of Jefferson County, Texas, by Regina Rogers, a resident of Beaumont, Texas (Case No. D167654). Ms. Rogers has asserted various claims due to casualty losses and property damage she allegedly suffered as a result of a fire to her residence. In her complaint, Ms. Rogers alleges that Protection One and certain of its employees were negligent, grossly negligent and malicious in allegedly failing to properly service and monitor the alarm system at the residence. The complaint also alleges various violations of the Texas Deceptive Trade Practices Act (“DTPA”), fraud and breach of contract. Relief sought under the complaint includes actual, exemplary and treble damages under the DTPA, plus attorneys’ fees. Although the complaint does not specify the amount of damages sought, counsel for the plaintiff has previously alleged actual damages of approximately $7.5 million. The Company believes it has adequate insurance coverage with respect to any potential liability. The Company’s primary insurance carrier is providing defense of the action, and the excess carrier is proceeding under a reservation of rights. In the opinion of management the outcome will not have a material adverse effect upon the Company’s consolidated financial position or results of operations.

On May 20, 2003, Joseph G. Milstein filed a putative class action suit against Protection One Alarm Services, Inc. in Los Angeles Superior Court (Milstein v. Protection One Alarm Services, Inc., John Does 1-100, including Protection One Alarm Monitoring, Inc, Case No. BC296025).  The complaint alleges that Mr. Milstein, and similarly situated Protection One customers in California, should not be required to continue to pay for alarm services on their homes after they have moved from the home. The complaint seeks money damages and disgorgement of profits based on alleged breach of contract, breach of the covenant of good faith and fair dealing, fraud by intentional misrepresentation, fraud by negligent misrepresentation and concealment, violation of California Business & Professions Code §17200, and violation of the California Consumer Legal Remedies Act.  On May 29, 2003, the plaintiff added Protection One Alarm Monitoring, Inc. as a defendant in the lawsuit.

On July 3, 2003, the court stayed the lawsuit, and the court indicated it would not accept additional filings on this case pending a status conference which has been scheduled for August 13, 2003.

Monitoring maintains that the claims asserted in this matter are without merit, and Monitoring intends to vigorously defend against any and all claims relating to this matter.

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

In order to retain the services of numerous employees who may feel uncertain about the future ownership, management and direction of the Company, as a result of Westar Energy’s announcement to dispose of its ownership interest in the Company (see Note 9), the Company entered into retention and severance arrangements with approximately 190 employees to provide incentives for such employees to remain with the Company through the sales process.  The maximum retention amount of approximately $5.3 million in the aggregate will be paid to those employees who remain employed with the Company through November 1, 2003 (or, if a change in control of the Company occurs prior to that date, then such payment will be made on or about the change in control date).  Additional severance amounts of approximately $11.0 million may also be paid under these arrangements to those employees, if any, who are terminated following a change in control.  Approximately $0.6 million was expensed in March of 2003 related to the maximum $5.3 million retention payment, and approximately $0.6 million is expected to be expensed each month through October 31, 2003 or until a change in control, if earlier.  As of June 30, 2003, $2.7 million has been expensed related to the retention payment.  No amounts have been expensed by the Company relating to the severance arrangements.  Upon a change in control of the Company, an additional approximately $10.5 million will be paid to other key employees.  No amounts have been expensed relating to these additional payments to key employees.  In addition, upon a change in control, customary fees and expenses will be paid to the financial advisor to the Company’s Special Committee of the Board of Directors.  The Company has expensed approximately $0.4 million for legal and other professional fees related to a possible change in control.

The Company, Westar Energy and its former independent auditor, Arthur Andersen LLP, have been advised by the Staff of the Securities and Exchange Commission that the Staff will be inquiring into the practices of the Company and Westar Energy with respect to the restatement of their first and second quarter 2002 financial statements announced in November 2002 and the related announcement that the 2000 and 2001 financial statements of the Company and Westar Energy would be reaudited.  The Company is cooperating with the Staff in connection with such inquiry.

7.             Segment Reporting:

The Company’s reportable segments include North America and Multifamily.  North America provides residential, commercial and wholesale security alarm monitoring services, which include sales, installation and related servicing of security alarm systems in the United States.  Multifamily provides security alarm services to apartments, condominiums and other multi-family dwellings.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in the Company’s Form 10-K for the year ended December 31, 2002.  The Company manages its business segments based on adjusted earnings before interest, income taxes, depreciation and amortization (including amortization of deferred customer acquisition costs and revenues) and other income and expenses (“adjusted EBITDA”).

	Six Months Ended June 30, 2003				Six Months Ended June 30, 2002
	(Dollars in thousands)				(Dollars in thousands)
	North America(1)	Multifamily(2)	Adjustments(3)	Consolidated	North America(1)	Multifamily(2)	Adjustments(3)	Consolidated
Revenues	$120,082	$18,946		$139,028	$128,563	$18,652		$147,215
Adjusted EBITDA(6)	32,812	6,759		39,571	37,263	6,839		44,102
Amortization of intangibles and depreciation expense	37,868	2,446		40,314	38,822	2,634		41,456
Amortization of deferred costs in excess of deferred revenues	6,159	2,118		8,277	8,985	3,037		12,022
Loss on impairment	—	—		—	338,104	—		338,104
Operating income (loss)	(11,215)	2,195		(9,020)	(348,648)	1,168		(347,480)
Segment assets	786,991	96,257	(57,553)	825,695	902,259	102,023	(48,469)	955,813
Expenditures for property	2,335	460		2,795	2,955	373		3,328
Investment in new accounts, net	10,382	2,803		13,185	9,949	3,147		13,096

	Three Months Ended June 30, 2003				Three Months Ended June 30, 2002
	(Dollars in thousands)				(Dollars in thousands)
	North America(4)	Multifamily(5)	Adjustments(3)	Consolidated	North America(4)	Multifamily(5)	Adjustments(3)	Consolidated
Revenues	$59,341	$9,601		$68,942	$63,740	$9,549		$73,289
Adjusted EBITDA(6)	17,155	3,046		20,201	19,245	3,103		22,348
Amortization of intangibles and depreciation expense	18,898	1,213		20,111	19,291	1,318		20,609
Amortization of deferred costs in excess of deferred revenues	3,285	1,089		4,374	2,390	948		3,338
Operating income (loss)	(5,028)	744		(4,284)	(2,436)	837		(1,599)
Expenditures for property	1,107	296		1,403	2,605	230		2,835
Investment in new accounts, net	4,805	1,703		6,508	6,594	1,513		8,107

(1)  Includes allocation of holding company expenses reducing Adjusted EBITDA by $3.8 million for each of the six months ended June 30, 2003 and 2002.

(2)  Includes allocation of holding company expenses reducing Adjusted EBITDA by $1.0 million and $0.8 million for the six months ended June 30, 2003 and 2002, respectively.

(3)  Adjustment to eliminate intersegment accounts receivable.

(4)  Includes allocation of holding company expenses reducing Adjusted EBITDA by $3.2 million and $1.9 million for the three months ended June 30, 2003 and 2002, respectively.

(5)  Includes allocation of holding company expenses reducing Adjusted EBITDA by $0.8 million and $0.4 million for the three months ended June 30, 2003 and 2002, respectively.

(6)  Adjusted EBITDA does not represent cash flow from operations as defined by generally accepted accounting principles, should not be construed as an alternative to operating income and is indicative neither of operating performance nor cash flows available to fund the cash needs of Protection One. Items excluded from Adjusted EBITDA are significant components in understanding and assessing the financial performance of Protection One. Protection One believes presentation of Adjusted EBITDA enhances an understanding of financial condition, results of operations and cash flows because Adjusted EBITDA is used by Protection One to satisfy its debt service obligations and its capital expenditure and other operational needs, as well as to provide funds for growth. In addition, Adjusted EBITDA is used by senior lenders and subordinated creditors and the investment community to determine the current borrowing capacity and to estimate the long-term value of companies with recurring cash flows from operations. Protection One’s computation of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies. The following table provides a calculation of Adjusted EBITDA for each of the periods presented above.

	Six Months Ended June 30,
	2003	2002
	(amounts in thousands )

Loss from continuing operations before income taxes	$(26,255)	$(352,499)

Plus:

Interest expense	19,327	21,637

Amortization of intangibles and depreciation expense	40,314	41,456
Amortization of deferred costs in excess of deferred revenues	8,277	12,022

Loss on Impairment	—	338,104

Less:

Gain on retirement of debt	—	(16,735)

Other non-recurring (income) expense	(2,092)	117

Adjusted EBITDA	$39,571	$44,102

	Three Months Ended June 30,
	2003	2002
	(amounts in thousands)

Income (loss) from continuing operations before income taxes	$(12,263)	$1,320

Plus:

Interest expense	10,052	10,642

Amortization of intangibles and depreciation expense	20,111	20,609
Amortization of deferred costs in excess of deferred revenues	4,374	3,338

Less:

Gain on retirement of debt	—	(13,585)

Other non-recurring (income) expense	(2,073)	24

Adjusted EBITDA	$20,201	$22,348

8.             Income Taxes:

The income tax benefit recorded for the six-month period ended June 30, 2003 is approximately 34% of the pre-tax loss.  This rate represents the expected effective rate for 2003. The Company has a tax sharing agreement with Westar Energy which allows it to be reimbursed for tax deductions utilized by Westar Energy in its consolidated tax return.  If Westar Energy completes its intended disposition of its investment in the Company, the net deferred tax assets, which were $284.6 million at June 30, 2003, might not be realizable and the Company might not be in a position to record a tax benefit for losses incurred.  The Company would be required to record a non-cash charge against income for the portion of its net deferred tax assets it determines not to be realizable. This charge could be material and could have a material adverse effect on the Company’s business, financial condition and results of operations. The amount of deferred taxes increased by approximately $204.0 million upon the recording of impairment charges in the first and fourth quarters of 2002 as discussed above.  In addition, as a result of a sale, the Company would no longer receive payments from Westar Energy for current tax benefits utilized by Westar Energy.  The Company had a receivable balance of $40.0 million and $20.7 million at June 30, 2003 and December 31, 2002, respectively, from Westar Energy related to these tax benefits.  The Company expects to receive an estimated $20.7 million from Westar Energy in the fourth quarter of 2003 as payment for the tax benefit Westar Energy is expected to utilize in its 2002 consolidated income tax return to be filed in the third quarter.   In 2002, the Company received aggregate payments from Westar Energy of $1.7 million.  The loss of these payments would have a material adverse effect on cash flow.

9.             Recent Developments:

In May 2003, the Company received approximately $2.5 million related to the purchase holdback amount from the sale of its Sonitrol business in June 2001.  This was recorded as a gain on sale of assets and is included in other income in the consolidated statement of operations and comprehensive income (loss).

On November 8, 2002 the KCC issued an Order that, among many findings and directives, requested Westar Energy to consider selling its investment in Protection One.  In early 2003, Westar Energy announced that it intends to sell its equity investment in Protection One, and the Company and Westar Energy are currently exploring strategic alternatives for the Company, including the possible sale of the Company.

To facilitate this process, the Company’s Board of Directors (the “Board”) formed a Special Committee in January 2003 comprised of independent directors.  The Special Committee has been authorized by the Board to, among other things: (i) monitor the continuing proceeding between Westar Energy and the KCC on behalf of the Company; (ii) monitor Westar Energy’s process with respect to selling its equity investment in the Company; (iii) consider whether it is in the best interests of the Company and all of its stockholders that the Company participate in that sales process and, if so, direct and oversee that participation; (iv) review and evaluate any proposal by Westar Energy to divest its equity investment in the Company, which  will be called a Controlling Stockholder Proposal; (v) determine whether any Controlling Stockholder Proposal is fair to and in the best interests of the Company and all of its stockholders; (vi) determine whether there are strategic alternatives for the

Company to any Controlling Stockholder Proposal that would provide a greater benefit to the Company and all of its stockholders than such Controlling Stockholder Proposal; and (vii) determine what action(s), if any, the Company should take in response to any Controlling Stockholder Proposal.

In February 2003, the Special Committee announced that it had retained Bear, Stearns & Co. Inc. to serve as its financial advisor.  Westar Energy has retained Lehman Brothers Inc.

10.          Restatement of 2002 Consolidated Financial Statements:

Subsequent to the Company’s filing its Form 10-Q on November 14, 2002 and as reflected in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, the Company determined it would restate its quarterly financial information for each of the first three quarters of 2002.  Since adopting Staff Accounting Bulletin 101 on January 1, 2000, the Company had capitalized as property and equipment the direct and incremental costs of the electronic security systems (equipment and associated labor) that it installs in homes or businesses and for which the Company retains title.  The Company had amortized this equipment to depreciation expense over the expected life of the customer.  The Company’s North America segment utilized a 10-year accelerated amortization method and its Multifamily segment utilized a 9-year straight line amortization method.  Direct and incremental selling costs in excess of deferred revenue incurred in connection with the installation of these systems were capitalized as deferred customer acquisition cost and amortized over the initial contract term.

In connection with most security system installations, the Company also incurs costs related to system enhancements for which title passes to the customer and which are capitalized as deferred customer acquisition costs.

Management of the Company determined that the costs capitalized as property and equipment should have been capitalized as deferred customer acquisition costs and included with other such costs and amortized as discussed above.  For the North America segment the initial contract term is typically 3 years for residential customers and 5 years for commercial customers and for the Multifamily segment the initial contract term typically ranges from 5 to 10 years. The impact of this change on the financial results of 2001 and 2000 was not significant and was reflected in the first quarter results of 2002.

As a result of the above restatement, the accompanying consolidated statements of operations for the six and three months ended June 30, 2002 and the consolidated statement of cash flows for the six months ended June 30, 2002 have been restated from the amounts previously reported to correct the accounting for the impact of the restatement.  A summary of the affected line items is as follows:

Changes to Statements of Operations

	Six Months Ended June 30, 2002
	As Previously Reported	As Restated
	(Dollars in thousands, except per share amounts)
Other revenues	$8,784	$9,011
Total revenues	146,988	147,215
Other cost of revenues	8,387	18,697
Total cost of revenues	48,855	59,165
Gross profit	98,133	88,050
Selling expense	10,803	12,747
Amortization and depreciation	44,189	41,456
Total operating expenses	436,319	435,530
Operating loss	(338,186)	(347,480)
Loss from continuing operations before income taxes (1)	(343,205)	(352,499)
Income tax benefit (1)	122,602	125,934
Loss from continuing operations before accounting change (1)	(220,603)	(226,565)
Net loss	$(767,228)	$(773,190)
Basic and diluted per share information:
Loss from continuing operations (1)	$(2.25)	$(2.31)
Net loss	$(7.81)	$(7.87)

Changes to Statements of Operations

	Three Months Ended June 30, 2002
	As Previously Reported	As Restated
	(Dollars in thousands, except per share amounts)
Other revenues	$4,745	$5,091
Total revenues	72,943	73,289
Other cost of revenues	3,917	6,954
Total cost of revenues	23,809	26,846
Gross profit	49,134	46,443
Selling expense	5,617	6,153
Amortization and depreciation	22,054	20,609
Total operating expenses	48,950	48,042
Operating income (loss)	184	(1,599)
Income from continuing operations before income taxes (1)	3,103	1,320
Income tax benefit (1)	1,956	2,589
Income from continuing operations before accounting change (1)	5,059	3,909
Net income	$3,716	$2,566
Basic and diluted per share information:
Loss from continuing operations (1)	$0.05	$0.04
Net income	$0.04	$0.03

Changes to Statements of Cash Flows

	Six Months Ended June 30, 2002
	As Previously Reported	As Restated
	(In Thousands)
Net loss	$(767,228)	$(773,190)
Amortization and depreciation	44,189	41,456
Amortization of deferred customer acquisition costs in excess of deferred revenues (2)	(5)	12,022
Deferred income taxes (1)	(110,836)	(114,168)
Purchases of new accounts	(11,003)	(1,211)
Deferred customer acquisition costs (2)	$(9,623)	$(19,415)

(1)               Previously reported amounts have been reclassified to conform to the current year presentation resulting from the Company’s adoption of new accounting standards in July 2002 which required gains from extinguishment of debt, previously reported as extraordinary gains, to be reported as other income.

(2)               Previously reported amounts have been reclassified to conform to the current year presentation.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations updates the information provided in and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2002.

Important Matters

We have reported losses for the past several years and Westar Energy has announced that it intends to sell its investment in us.  Additionally, our current primary financing source is through a credit facility with Westar Energy and credit available under such facility has been limited.  We have evaluated these conditions and events in establishing our operating plans.  In addition, we plan to carefully monitor the level of investment in new customer accounts, continue control of operating expenses, curtail other capital expenditures, if necessary, and continue efforts to extend or replace the credit facility upon its expiration in January 2005.  We believe that the funds provided from operations and from the Westar Credit Facility, coupled with receipts under the tax sharing agreement (see  “Liquidity and Capital Resources” below) will be sufficient to meet our needs throughout 2004.

Overview

Protection One is a leading provider of property monitoring services, providing electronic monitoring and maintenance of alarm systems to approximately 1.1 million customers in North America as of June 30, 2003.  Our revenues are generated primarily from recurring monthly payments for monitoring and maintaining the alarm systems that are installed in our customers’ homes and businesses.  We provide our services to residential (both single family and multifamily residences), commercial, and wholesale customers.

Summary of Significant Matters

Net Loss.  We incurred a net loss of $17.3 million in the first six months of 2003.  This net loss reflects a decline in revenue, substantial charges incurred by us for amortization of customer accounts, and interest incurred on indebtedness.  We do not expect to have earnings in the foreseeable future.

Impairment Charge Pursuant to New Accounting Rules.  Effective January 1, 2002, we adopted the new accounting standards SFAS No. 142, “Accounting for Goodwill and Other Intangible Assets,” and SFAS No. 144, “Accounting for the

Impairment and Disposal of Long-Lived Assets.”  SFAS No. 142 establishes new standards for accounting for goodwill.  SFAS No. 142 continues to require the recognition of goodwill as an asset, but discontinues amortization of goodwill.  In addition, annual impairment tests must be performed using a fair-value based approach as opposed to an undiscounted cash flow approach required under prior standards.   The completion of the impairment test, based upon a valuation performed by an independent appraisal firm, as of January 1, 2002, indicated that the carrying value of goodwill had been impaired and an impairment charge was recorded as discussed below.

SFAS No. 144 establishes a new approach to determining whether our customer account asset is impaired.  The approach no longer permits us to evaluate our customer account asset for impairment based on the net undiscounted cash flow stream obtained over the remaining life of goodwill associated with the customer accounts being evaluated.  Rather, the cash flow stream to be used under SFAS No. 144, is limited to future estimated undiscounted cash flows from assets in the asset group, which include customer accounts, the primary asset of the reporting unit, plus an estimated amount for the sale of the remaining assets within the asset group (including goodwill).  If the undiscounted cash flow stream from the asset group is less than the combined book value of the asset group, then we are required to mark the customer account asset down to fair value, by way of recording an impairment, to the extent fair value is less than its book value.  To the extent net book value is less than fair value, no impairment would be recorded.

The new rule substantially reduces the net undiscounted cash flows used for customer account impairment evaluation purposes as compared to the previous accounting rules.  The undiscounted cash flow stream was reduced from the 16 year remaining life of the goodwill to the 9 year remaining life of customer accounts for impairment evaluation purposes.   Using these new guidelines, we determined that there was an indication of impairment of the carrying value of the customer accounts and an impairment charge was recorded as discussed below.

To implement the new standards, we engaged an appraisal firm to help management estimate the fair values of goodwill and customer accounts.  Based on this analysis, we recorded a net charge of approximately $765.2 million in the first quarter of 2002.  The charge is detailed as follows:

	Goodwill	Customer Accounts	Total
	(in millions)
North America Segment:
Impairment charge - continuing operations	$509.4	$338.1	$847.5
Impairment charge - discontinued operations	2.3	1.9	4.2
Estimated income tax benefit	(65.1)	(118.4)	(183.5)
Net charge	$446.6	$221.6	$668.2

Multifamily Segment:
Impairment charge	$104.2	$—	$104.2
Estimated income tax benefit	(7.2)	—	(7.2)
Net charge	$97.0	$—	$97.0

Total Company:
Impairment charge	$615.9	$340.0	$955.9
Estimated income tax benefit	(72.3)	(118.4)	(190.7)
Net charge	$543.6	$221.6	$765.2

The impairment charge for goodwill is reflected in the consolidated statement of operations as a cumulative effect of a change in accounting principle.  The impairment charge for customer accounts is reflected in the consolidated statement of operations as an operating cost.  These impairment charges reduce the recorded value of these assets to their estimated fair values at January 1, 2002.

Another impairment test was completed as of July 1, 2002 (the date selected for our annual impairment test), with the independent appraisal firm providing the valuation of the estimated fair value of our reporting units, and no impairment was indicated.  After regulatory actions (see Note 5, “Related Party Transactions”), including Kansas Corporation Commission

(“KCC”) Order No. 55, which prompted Westar Energy to advise us that it intended to dispose of its investment in us, the independent appraisal firm was again retained to perform an additional valuation so that we could perform an impairment test as of December 31, 2002. Order No. 55 limited the amount of capital Westar Energy could provide to us which increased our risk profile.  Therefore, we reevaluated our corporate forecast, reducing the amount of capital invested over our forecast horizon and lowered our base monthly recurring revenue to incorporate actual 2002 results, which resulted in a lower valuation than the July 1, 2002 valuation.  We recorded an additional $90.7 million impairment charge, net of $13.3 million tax, to reflect the impairment of all remaining goodwill of our North America segment in the fourth quarter of 2002.

A deferred tax asset in the amount of $190.7 million was recorded in the first quarter of 2002 for the tax benefit shown above and an additional deferred tax benefit of $13.3 million was recorded with the fourth quarter impairment charge.  However, if Westar Energy completes its intended disposal of Protection One, our net deferred tax asset of $284.6 million at June 30, 2003 might not be realizable and we might not be in a position to record a tax benefit for losses incurred.  As a result, we would be required to record a charge against income for the portion of our net deferred tax assets determined not to be realizable. This charge could be material and could have a material adverse effect on our business, financial condition and results of operations.

We are required to perform impairment tests for long-lived assets prospectively when we determine that indicators of potential impairment are present.  Goodwill is required to be tested at least annually for impairment.  Declines in market values of our business or the value of our customer accounts that may occur in the future may require additional write-down of these assets in the future.  No impairment charge was recorded in the first six months of 2003.

Security and Exchange Commission Inquiry.  We, Westar Energy and its former independent auditor, Arthur Andersen LLP, have been advised by the Staff of the Securities and Exchange Commission that the Staff will be inquiring into the practices of Westar Energy with respect to the restatement of its first and second quarter 2002 financial statements announced in November 2002 and the related announcement that the 2000 and 2001 financial statements of Protection One and Westar Energy would be reaudited.  We are cooperating with the Staff in connection with their inquiry.

Amendments to Westar Credit Facility.  We and Westar Industries entered into two separate amendments to the Westar Credit facility in the first six months of 2003.  Amendment thirteen decreased the maximum capacity of the Westar Credit Facility from $280 million to $228.4 million.  Accordingly, Westar Industries refunded approximately $0.5 million to us in amendment fees.  Amendment fourteen to the Westar Credit Facility, among other things, extended the maturity date of the facility to January 5, 2005 and increased the applicable borrowing rate on Eurodollar borrowings from LIBOR plus 3.75% to LIBOR plus 5.00%.  In June 2003, we paid an amendment fee to Westar Industries in the approximate amount of $0.5 million.

Sale of Protection One Europe Trademark.  We entered into an agreement with Westar Industries for rights to our Protection One Europe trademark.  In June 2003 Westar Industries paid us approximately $0.5 million partially as consideration for granting a license to Protection One Europe Holding S.A. to use the Protection One trademark and name in certain European countries.  Revenue from this agreement will be recognized over the life of the licensing agreement.

Potential Write Down of Deferred Tax Assets. We have a pro-rata tax sharing agreement with Westar Energy.  Pursuant to this agreement, Westar Energy makes payments to us for current tax benefits utilized by Westar Energy in its consolidated tax return. If Westar Energy completes its intended disposition of its investment in us, our net deferred tax assets, which were $284.6 million at June 30, 2003, might not be realizable and we might not be in a position to record a tax benefit for losses incurred.  We would be required to record a non-cash charge against income for the portion of our net deferred tax assets we determine not to be realizable. This charge could be material and could have a material adverse effect on our business, financial condition and results of operations. The amount of our deferred taxes increased by approximately $204.0 million upon our recording of impairment charges in the first and fourth quarters of 2002 as discussed above.  In addition, as a result of a sale, we would no longer receive payments from Westar Energy for current tax benefits utilized by Westar Energy.  We had a receivable balance of $40.0 million and $20.7 million at June 30, 2003 and December 31, 2002, respectively, from Westar Energy related to tax benefits.  In 2002, we received aggregate payments from Westar Energy of $1.7 million.  The loss of these payments would have a material adverse effect on our cash flow.

Retirement of Additional Debt.  In June 2003, we used available cash to purchase $8.4 million of our 6.75% Convertible Senior Subordinated Notes which mature in September of 2003.  The notes were purchased at face value and no gain or loss was recorded on the transaction.  In the first six months of 2002, we purchased from Westar Industries $8.3 million face value of our 13 5/8 % bonds for $7.5 million, $49.9 million face value of our 8 1/8% bonds for $36.4 million, and $2.5 million face value of our 7 3/8% bonds for $2.2 million for an aggregate purchase of $60.7 million face value of our bonds for $46.1 million.  In addition, we purchased on the open market $8.8 million face value of our 7 3/8% bonds for $7.9 million, $7.4 million face value of our 8 1/8% bonds for $5.7 million, and $0.1 million face value of our 13 5/8% for $0.1 million for an aggregate purchase of    $16.3 million face value of our bonds for $13.7 million.  As a result of these transactions, we recognized a gain of $16.7 million in the first six months of 2002.

Share Repurchase.  In the first quarter of 2003, we acquired 2,500 shares of our common stock in open market purchases for $3,400.   No additional shares were acquired in the second quarter.  In the first six months of 2002, we acquired 1.0 million shares of our common stock for approximately $2.2 million.

Recurring Monthly Revenue.  At various times during each year, we measure all of the monthly revenue we are entitled to receive under contracts with customers in effect at the end of the period. Our computation of recurring monthly revenue may not be comparable to other similarly titled measures of other companies and recurring monthly revenue should not be viewed by investors as an alternative to actual monthly revenue, as determined in accordance with generally accepted accounting principles.   We had approximately $20.6 million and $21.7 million of recurring monthly revenue as of June 30, 2003 and 2002, respectively.  The decrease is primarily a result of our net loss of 41,201 customers during the twelve month period ending June 30, 2003.  While the rate of decrease is significantly slower than it was in prior years, we expect this trend will continue until we reduce attrition on the North American retail portfolio of accounts to a level lower than recorded in this reporting period and we have access to the capital needed to invest in creating at least as many accounts as we lose.  Until we are able to reverse this trend, net losses of customer accounts will materially and adversely affect our business, financial condition and results of operations.

We believe the presentation of recurring monthly revenue is useful to investors because the measure is used by investors and lenders to value companies such as ours with recurring revenue streams.  The table below reconciles our recurring monthly revenue to revenues reflected on our consolidated statements of operations.

	Six months ended June 30,
	2003	2002
	(in millions)

Recurring Monthly Revenue, or RMR, at 6/30	$20.6	$21.7
Amounts excluded from RMR:
Amortization of deferred revenue	0.6	0.3
Other revenues (a)	1.9	2.1
Revenues (GAAP basis) :
June	23.1	24.1
January – May	115.9	123.1
January – June	$139.0	$147.2

	Three months ended June 30,
	2003	2002
	(in millions)

Recurring Monthly Revenue, or RMR, at 6/30	$20.6	$21.7
Amounts excluded from RMR:
Amortization of deferred revenue	0.6	0.3
Other revenues (a)	1.9	2.1
Revenues (GAAP basis) :
June	23.1	24.1
April – May	45.8	49.2
April – June	$68.9	$73.3

(a)  Revenues that are not pursuant to monthly contractual billings.

Our recurring monthly revenue includes amounts billable to customers with past due balances which we believe are collectible. We seek to preserve the revenue stream associated with each customer contract, primarily to maximize our return on the investment we made to generate each contract. As a result, we actively work to collect amounts owed to us and to retain the customer at the same time. In some instances, we may allow up to six months to collect past due amounts, while evaluating the ongoing customer relationship. After we have made every reasonable effort to collect past due balances, we will disconnect the customer and include the loss in attrition calculations.

Customer Creation and Marketing.  Our current customer acquisition strategy for our North America segment relies primarily on internally generated sales. In June 2001, we notified most of our remaining domestic dealers that we were terminating our dealer arrangements with them and therefore would not be extending or renewing their contracts.  We currently have a salaried and commissioned sales force that utilizes our existing branch infrastructure in approximately 60 markets.  The internal sales program generated 24,521 accounts and 20,430 accounts in the six months ended June 30, 2003 and 2002, respectively.  Our Multifamily segment also utilizes a salaried and commissioned sales force to produce new accounts.   Customer additions and losses by segment are reflected in the table below:

	Quarter Ended June 30, 2003	Six Months Ended June 30, 2003	Quarter Ended June 30, 2002	Six Months Ended June 30, 2002

North America Segment (1):
Customer additions	12,785	24,971	11,296	20,946
Customer losses	(22,556)	(44,161)	(24,183)	(54,629)
Net decrease in account base	(9,771)	(19,190)	(12,887)	(33,683)

RMR additions	$405,473	$828,777	$445,521	$746,805
RMR losses	$(648,156)	$(1,310,047)	$(935,184)	$(2,020,012)
Net decrease in RMR	$(242,683)	$(481,270)	$(489,663)	$(1,273,207)

Multifamily Segment (2):
Customer additions	9,191	15,489	5,523	12,382
Customer losses	(4,049)	(9,559)	(6,264)	(10,383)
Net increase (decrease) in account base	5,142	5,930	(741)	1,999

RMR additions	$93,606	$160,484	$79,405	$170,007
RMR losses	$(62,372)	$(128,665)	$(70,003)	$(128,434)
Net increase in RMR	$31,234	$31,819	$9,402	$41,573

(1)          Customer and RMR additions do not include the activity in our wholesale business.  RMR additions include additional RMR for new contracts providing additional services to existing customers.  The net change in wholesale customers and wholesale RMR for each period presented is included in customer losses and RMR losses.  RMR losses also include the net increase or decrease in RMR relating to services already being provided to existing customers.

(2)          RMR additions and RMR losses reflect the net change in RMR related to access control and resident optional contracts.  RMR losses also include changes in RMR on existing customers.

We are a partner in a marketing alliance with BellSouth Telecommunications, Inc. to offer monitored security services to the residential, single family market and to small businesses in seventeen of the larger metropolitan markets in the nine-state BellSouth region.  The term of the marketing alliance will renew for a two-year period on December 31, 2003 unless terminated by either party.  At this time, we believe that BellSouth intends to renew this marketing alliance. Under this agreement, we operate as “BellSouth Security Systems from Protection One” from our branches in the nine-state BellSouth region.  BellSouth provides us with leads of new owners of single family residences in its territory and of transfers of existing BellSouth customers within its territory.  We follow up on the leads and attempt to persuade them to become customers of our monitored security services.  We also market directly to small businesses.  We pay BellSouth an upfront royalty for each new contract and a recurring royalty based on a percentage of recurring charges. Approximately one-fourth of our new accounts created in the first six months of 2003 and for the twelve months of 2002 were from this arrangement.

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

Customer attrition by business segment for the three months ended June 30, 2003 and 2002 is summarized below:

	Customer Account Attrition
	June 30, 2003		June 30, 2002
	Annualized Second Quarter	Trailing Twelve Month	Annualized Second Quarter	Trailing Twelve Month

North America	11.1%	11.9%	12.2%	17.1%
Multifamily	4.9%	6.2%	7.6%	6.7%
Total Company	9.1%	10.1%	10.8%	14.3%

Critical Accounting Policies

Our discussion and analysis of results of operations and financial condition are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP.  The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis, including those related to bad debts, inventories, customer accounts, goodwill, income taxes, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Note 2 of the Notes to Consolidated Financial Statements of our 2002 Form 10-K includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements.  The following is a brief description of the more significant accounting policies and methods we use.

Revenue and Expense Recognition.  Revenues are recognized when security services are provided. System installation revenues, sales revenues on equipment upgrades and direct and incremental costs of installations and sales are deferred for residential customers with monitoring service contracts.  For commercial customers and our national account customers, revenue recognition is dependent upon each specific customer contract.  In instances when we pass title to a system unaccompanied by a service agreement or we pass title at a price that we believe is unaffected by an accompanying but undelivered service, we recognize revenues and costs in the period incurred.  In cases where we retain title to the system or we price the system lower than we otherwise would because of an accompanying service agreement, we defer and amortize revenues and direct costs.

Deferred system and upgrade installation revenues are recognized over the estimated life of the customer utilizing an accelerated method for our residential and commercial customers and a straight-line method for our Multifamily customers.  Deferred costs in excess of deferred revenue are recognized utilizing a straight-line method over the initial contract term, typically two to three years for residential systems, five years for commercial systems and five to ten years for Multifamily systems.  To the extent deferred costs are less than deferred revenues, such costs are recognized over the estimated life of the customer utilizing the same method as with the related deferred revenues.

The table below reflects the impact of this accounting policy on the respective line items of the Statement of Operations for the six months and three months ended June 30, 2003 and 2002.  The “Total Amount Incurred” column represents the current amount of billings that were made and the current costs that were incurred for the period.  We then subtract the deferral amount and add back the amortization of previous deferral amounts to determine the amount we report in the Statement of Operations.

	For the six months ended June 30, 2003
	Total Amount Incurred	North America		Multifamily		Accrual Amount Per Statement Of Operations
		Deferral Amount	Amortization Amount	Deferral Amount	Amortization Amount

	(in thousands)

Revenues – Other	$16,045	(8,641)	1,954	(320)	865	$9,903
Cost of Revenues – Other	$21,700	(11,467)	4,019	(2,939)	2,833	$14,146
Selling Expense	$19,324	(7,265)	4,094	(224)	150	$16,079

	For the six months ended June 30, 2002
	Total Amount Incurred	North America		Multifamily		Accrual Amount Per Statement Of Operations
		Deferral Amount	Amortization Amount	Deferral Amount	Amortization Amount

	(in thousands)

Revenues – Other	$15,322	(7,249)	960	(280)	258	$9,011
Cost of Revenues – Other	$21,632	(10,281)	7,396	(3,271)	3,221	$18,697
Selling Expense	$15,986	(5,664)	2,549	(198)	74	$12,747

	For the three months ended June 30, 2003
	Total Amount Incurred	North America		Multifamily		Accrual Amount Per Statement Of Operations
		Deferral Amount	Amortization Amount	Deferral Amount	Amortization Amount

	(in thousands)

Revenues – Other	$7,946	(4,386)	1,046	(206)	523	$4,923
Cost of Revenues – Other	$10,598	(5,466)	2,228	(1,805)	1,537	$7,092
Selling Expense	$9,268	(3,492)	2,103	(116)	75	$7,838

	For the three months ended June 30, 2002
	Total Amount Incurred	North America		Multifamily		Accrual Amount Per Statement Of Operations
		Deferral Amount	Amortization Amount	Deferral Amount	Amortization Amount

	(in thousands)

Revenues – Other	$8,036	(3,741)	539	(108)	365	$5,091
Cost of Revenues – Other	$11,063	(5,870)	1,997	(1,480)	1,244	$6,954
Selling Expense	$8,821	(3,533)	932	(136)	69	$6,153

Valuation and Amortization of Customer Account and Goodwill Intangible Assets. Customer accounts are stated at cost.  Goodwill represents the excess of the purchase price over the fair value of net assets acquired by us.  Goodwill is tested for impairment on at least an annual basis or as circumstances warrant.  Customer accounts are tested on a periodic basis as circumstances warrant.  For purposes of this impairment testing, goodwill is considered to be directly related to the acquired customer accounts.  Factors we consider important that could trigger an impairment review include the following:

•                  high levels of customer attrition;

•                  continuing recurring losses above our expectations; and

•                  adverse regulatory rulings.

An impairment test of customer accounts would have to be performed when the undiscounted expected future operating cash flows by asset group, which consists primarily of capitalized customer accounts and related goodwill, is less than the carrying value of that asset group.  An impairment would be recognized if the fair value of the customer accounts is less than the net book value of the customer accounts. See “Summary of Significant Matters — Impairment Charge Pursuant to New Accounting Rules” for a discussion of the impairment recorded on these assets in the first quarter of 2002 pursuant to the adoption of new accounting rules.

Customer Account Amortization.  The choice of an amortization life is based on our estimates and judgments about the amounts and timing of expected future revenues from customer accounts and average customer account life.  Selected periods were determined because, in our opinion, they would adequately match amortization cost with anticipated revenue.  We periodically use an independent appraisal firm to perform lifing studies on our customer accounts to assist us in determining appropriate lives of our customer accounts.  These reviews are performed specifically to evaluate our historic amortization policy in light of the inherent declining revenue curve over the life of a pool of customer accounts, and our historical attrition experience.  We have identified the following three distinct pools of customer accounts, each of which has distinct attributes that effect differing attrition characteristics.  For the North America pools, the results of the lifing studies indicated to us that we can expect attrition to be greatest in years one through five of asset life and that a declining balance (accelerated) method would therefore best match the future amortization cost with the estimated revenue stream from these customer pools.

Our amortization rates consider the average estimated remaining life and historical and projected attrition rates.  The amortization method for each customer pool is as follows:

Pool	Method
North America:
• Acquired Westinghouse Customers	Eight-year 120% declining balance
• Other Customers	Ten-year 135% declining balance

Multifamily	Nine –year straight-line

The results of a lifing study performed by a third party appraisal firm in the first quarter of 2002 showed a deterioration in the average remaining life of customer accounts.  The report showed our North America customer pool can expect a declining revenue stream over the next 30 years with an estimated average remaining life of 9 years.  Our Multifamily pool can expect a declining revenue stream over the next 30 years with an estimated average remaining life of 10 years.  Taking into account the results of the lifing study and the inherent expected declining revenue streams for North America and Multifamily, in particular during the first five years, we adjusted the amortization of customer accounts for our North America and Multifamily customer pools to better match the rate and period of amortization expense with the expected decline in revenues.  In the first quarter of 2002, we changed the amortization rate for our North America pool to a 10-year 135% declining balance method from a 10-year 130% declining balance method. The change to this ten year 135% accelerated method, provides for a better matching to the declining revenue stream, in particular during the first five years, where the year over year decline is greatest and a significant portion of the revenue stream is expected to be received. For the Multifamily pool we will continue to amortize on a straight-line basis, utilizing a shorter nine year life. The change to the nine year life straight-line method provides for a better matching to the declining revenue stream, in particular during the first five years, where the decline is greatest and a significant portion of the revenue stream is expected to be received.  We accounted for these amortization changes prospectively beginning January 1, 2002, as a change in estimate.

Income Taxes.  As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate.  Significant management judgment is required in determining our provision for income taxes and our deferred tax assets and liabilities.  This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation and amortization, for tax and accounting purposes.  These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered.  To the extent we believe that recovery is not more likely than not, we must establish a valuation allowance.  No valuation allowance has been established as we follow a parent company down approach in the allocation of income tax expense between our parent and others included in the consolidated income tax return and no valuation allowance is necessary at our parent company level.

Westar Energy makes payments to us for current tax benefits utilized by Westar Energy in its consolidated tax return pursuant to a tax sharing agreement, which is an important source of liquidity for us.  If Westar Energy completes its intended disposition of its investment in us, our net deferred tax assets, which were $284.6 million at June 30, 2003, might not be realizable and we might not be in a position to record a tax benefit for losses incurred.  We would be required to record a non-cash charge against income for the portion of our net deferred tax assets we determine not to be realizable. This charge could be material and could have a material adverse effect on our business, financial condition and results of operations.  In addition, as a result of a sale, we would no longer receive payments from Westar Energy for tax benefits utilized by Westar Energy.  In 2002 we received aggregate payments from Westar Energy of $1.7 million and our tax receivable at June 30, 2003 is $40.0 million, of which $20.7 million is reflected as current.  The loss of these payments would have a material adverse effect on our cash flow.

Operating Results

We separate our business into two reportable segments: North America and Multifamily.  North America provides security alarm monitoring services, which include sales, installation and related servicing of security alarm systems.  We sold our Canadian operations in July 2002, which previously had been included in our North America segment.  We are therefore excluding the impact of the Canadian operations in the following analyses.  Multifamily provides security alarm services to apartments, condominiums and other multi-family dwellings.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Protection One Consolidated

During the first six months of 2003 compared to the first six months of 2002, revenues decreased approximately $8.2 million, primarily due to the decline in the size of our customer base.  Cost of revenues decreased approximately $7.8 million primarily due to a decrease of $3.8 million in amortization expense of deferred customer acquisition costs, a decrease of $1.6 million in telecommunication costs and a decrease of $1.4 million in service costs.  General and administrative costs decreased approximately $2.9 million, primarily due to decreases of $2.7 million from the cancellation of our Management Services Agreement with Westar Industries, $2.1 million in bad debt expense primarily due to recoveries of written off accounts, $1.2 million in rent expense due partially to our decision to purchase computer equipment, as opposed to leasing, and $0.9 million in other outside services due to completion of information technology projects.  These decreases were partially offset by increases of

$2.6 million for the retention bonus accrual and $1.8 million in our director and officer insurance premiums.  Selling costs increased approximately $3.3 million, primarily due to increased efforts to generate new customers through our internal sales force and increased amortization of deferred selling costs.  Interest expense decreased by approximately $2.3 million, primarily due to a reduction in the weighted average interest rate and a reduction of fixed rate debt.  Other income of approximately $2.1 million relates primarily to the receipt in May 2003 of purchase holdback amounts from the sale of our Sonitrol business in June 2001.

North America Segment

We present the table below for comparison of our North America operating results for the periods presented. Next to each period’s results of operations, we provide the relevant percentage of total revenues so you can make comparisons about the relative change in revenues and expenses.

	Six Months Ended June 30,
	2003		2002
	(dollars in thousands)
Revenues:
Monitoring and related services	$111,194	92.6%	$119,922	93.3%
Other	8,888	7.4	8,641	6.7

Total revenues	120,082	100.0	128,563	100.0

Cost of revenues:
Monitoring and related services	33,052	27.5	36,140	28.1
Other	11,115	9.3	15,342	11.9

Total cost of revenues	44,167	36.8	51,482	40.0

Gross profit	75,915	63.2	77,081	60.0
Selling expense	14,673	12.2	11,636	9.1
General and administrative expense	34,589	28.8	37,167	28.9
Amortization of intangibles and depreciation expense	37,868	31.5	38,822	30.2
Loss on impairment	—	—	338,104	263.0
Operating loss	$(11,215)	(9.3)%	$(348,648)	(271.2)%

2003 Compared to 2002.   We had a net decrease of 19,190 customers in the first six months of 2003 as compared to a net decrease of 33,683 customers in the first half of 2002.  The average customer base for the first six months of 2003 and 2002 was 734,191 and 789,933, respectively, or a decrease of 55,742 customers. The number of customers decreased primarily because our customer acquisition strategies were not able to generate accounts in a sufficient volume at acceptable cost to replace accounts lost through attrition.  We expect that this trend will continue until we reduce attrition on the North American retail portfolio of accounts to a level lower than recorded in this reporting period and we have access to the capital needed to invest in creating at least as many accounts as we lose.  Until we are able to reverse this trend, net losses of customer accounts will materially and adversely affect our business, financial condition and results of operations. We believe the decrease in annualized attrition is due to a company wide focus on retaining our current customers, the consolidation of our call centers and the conversion to one common technology platform.  We are currently focused on reducing attrition, developing cost effective marketing programs, and generating positive cash flow.

Further analysis of the change in the North American account base between the two periods is discussed below.

	Six Months Ended June 30,
	2003	2002

Beginning Balance, January 1,	743,786	806,774
Additions	24,971	20,946
Customer losses	(39,776)	(52,828)
Other (a)	(4,385)	(1,801)
Ending Balance, June 30,	724,596	773,091

Annualized attrition	10.8%	13.4%

(a) Other consists primarily of customer sites that had no associated recurring revenue, therefore the loss of these accounts does not reduce our recurring monthly revenue.  Other also includes attritted accounts covered by purchase holdbacks.  As of June 30, 2003, we no longer have any accounts covered by purchase holdbacks.

Monitoring and related service revenues decreased approximately $8.7 million or 7.3% in the first six months of 2003 compared to the first six months of 2002 primarily due to the decline in our customer base.  These revenues consist primarily of contractual revenue derived from providing monitoring and maintenance service.

Other revenues consist primarily of revenues generated from our internal installations of new alarm systems, as well as amortization of previously deferred customer acquisition revenue.  Installation revenues consist primarily of sales of burglar alarms, closed circuit televisions, fire alarms and card access control systems to commercial customers.  In the first six months of 2003, these revenues increased by approximately $0.2 million or 2.9% from the first six months of 2002 primarily due to an increase in the amortization of previously deferred customer revenue.

Cost of monitoring and related services revenues for the first six months of 2003 decreased by $3.0 million, or 8.5%, to $33.1 million from $36.1 million for the first six months of 2002. These costs generally relate to the cost of providing monitoring service and include the costs of monitoring, billing, customer service and field operations. The decrease in the first six months of 2003 compared to the first six months of 2002 is primarily due to decreases in telecommunication and service costs of $1.6 million and $1.4 million, respectively.  Costs of monitoring and related services revenues as a percentage of the related revenues decreased to 29.7% in the first six months of 2003 from 30.1% in the first six months of 2002.

Cost of other revenues decreased approximately $4.2 million or 27.6% compared to the first six months of 2002. These costs consist primarily of equipment and labor charges to install alarm systems, closed circuit televisions, fire alarms and card access control systems sold to our customers, as well as amortization of previously deferred customer acquisition costs.  These costs as a percentage of other revenues were 125.1% for the first half of 2003 as compared to 177.5% for the first half of 2002.  The decrease in 2003 is primarily due to a $3.4 million decrease in amortization of previously deferred customer acquisition costs.

Selling expenses increased $3.1 million from $11.6 million in the first six months of 2002 to $14.7 million in the first six months of 2003.  The increase is generally due to an increased emphasis on internal sales generation and the resulting increase in sales commissions, wages, benefits, and support costs as well as an increase in amortization of previously deferred commissions.

General and administrative expenses decreased $2.6 million from $37.2 million in the first half of 2002 to $34.6 million in the first half of 2003. This decrease is generally comprised of a decrease of $2.7 million due to the termination of our Management Services Agreement with Westar Industries, a $1.9 million decrease in bad debt expense, $1.1 million in rent expense due partially to our decision to purchase computer equipment, as opposed to leasing, and a $0.9 million decrease in other outside services due to completion of information technology projects.   These decreases were partially offset by an increase in wage and related expense of $3.5 million primarily related to an employee retention plan implemented in the first quarter of 2003 and an increase of $1.9 million in premiums to insurance companies related to director and officer insurance.  As a percentage of total revenues, general and administrative expenses decreased slightly in the first half of 2003 to 28.8% from 28.9% in 2002.

Amortization of intangibles and depreciation expense for the first six months of 2003 decreased by $0.9 million, or 2.5%, to $37.9 million from $38.8 million in the first six months of 2002.  This decrease is comprised of a reduction in subscriber amortization expense of $0.1 million and a reduction of $0.8 million in depreciation expense.

Multifamily Segment

The following table provides information for comparison of the Multifamily operating results for the periods presented. Next to each period’s results of operations, we provide the relevant percentage of total revenues so that you can make comparisons about the relative change in revenues and expenses.

	Six Months Ended June 30,
	2003		2002
	(dollars in thousands)
Revenues:
Monitoring and related services	$17,931	94.6%	$18,282	98.0%
Other	1,015	5.4	370	2.0
Total revenues	18,946	100.0	18,652	100.0

Cost of revenues:
Monitoring and related services	4,137	21.8	4,328	23.2
Other	3,031	16.0	3,355	18.0
Total cost of revenues	7,168	37.8	7,683	41.2

Gross profit	11,778	62.2	10,969	58.8
Selling expense	1,406	7.4	1,111	5.9
General and administrative expenses	5,731	30.3	6,056	32.5
Amortization of intangibles and depreciation expense	2,446	12.9	2,634	14.1

Operating income	$2,195	11.6%	$1,168	6.3%

2003 Compared to 2002.  We had a net increase of 5,930 customers in the first six months of 2003 as compared to a net increase of 1,999 customers in the first six months of 2002.  The average customer base was 332,877 for the first six months of 2003 compared to 327,549 for the first six months of 2002.  The change in Multifamily’s customer base for the period is shown below.

	Six Months Ended June 30,
	2003	2002

Beginning Balance, January 1,	329,912	326,549
Additions	15,489	12,382
Customer losses	(9,559)	(10,383)
Ending Balance	335,842	328,548

Annualized attrition	5.7%	6.3%

Monitoring and related services revenues consist primarily of contractual revenue derived from providing monitoring and maintenance service.  These revenues were $17.9 million in the first six months of 2003 compared to $18.3 million in the first six months of 2002 due to a decline in our RMR per customer offset by an increase in the average customer base of 1.6%.  The decline in recurring monthly revenue per customer is primarily due to an increasing number of renewals, which provide for contract extensions at a reduced RMR.

Other revenues consist primarily of amortization of deferred revenue associated with the sale of alarm systems and revenues from the sale of access control systems.  These revenues increased to $1.0 million in the first half of 2003 from $0.4 million in 2002 primarily due to an increase in deferred revenue amortization of $0.6 million pursuant to Staff Accounting Bulletin 101, or SAB 101, which requires deferral of revenue over the life of the customer.

Cost of monitoring and related revenues for the first six months of 2003 decreased $0.2 million to $4.1 million from $4.3 million in the first six months of 2002.  These costs generally relate to the cost of providing monitoring and maintenance service and include the costs of monitoring, customer service and field service.  The 4.4% decrease in the first six months of 2003 compared to the first six months of 2002 is primarily the result of reduced field service costs.  Cost of monitoring and related revenues as a percentage of related revenues decreased to 23.1% in the first six months of 2003 from 23.7% in the first six months of 2002.

Cost of other revenues consist principally of amortization of deferred installation costs pursuant to SAB 101 and the costs to install access control systems.  These costs decreased by $0.3 million or 9.7% to $3.0 million in the first half of 2003 from $3.3 million in the first half of 2002 primarily due to a decrease in deferred cost amortization totaling $0.3 million.

Selling expense increased $0.3 million to $1.4 million in the first six months of 2003 from $1.1 million in the first six months of 2002 primarily due to higher selling expense amortization of $0.1 million pursuant to SAB 101 and higher advertising costs.

General and administrative expenses for the first six months of 2003 decreased $0.3 million to $5.7 million from $6.0 million in the first six months of 2002.  This 5.4% decrease is primarily due to lower insurance costs totaling $0.3 million, a $0.2 million decline in bad debt expense, and a $0.1 million decrease in legal costs, offset by a $0.3 million increase in employment costs related to an employee retention plan and a $0.2 million increase in management fees allocated from Protection One.

Amortization of intangibles and depreciation expense for the first half of 2003 decreased by $0.2 million, or 7.1% to $2.4 million from $2.6 million in the first half of 2002.  This decline is primarily due to a reduction in subscriber intangibles related to the settlement and contract buyout in late 2002 of significant units under contract with one developer.

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

Protection One Consolidated

Revenues decreased approximately $4.3 million in the second quarter of 2003 compared to the second quarter of 2002, primarily due to the decline in the size of our customer base.  Cost of revenues decreased approximately $1.5 million primarily due to a decrease of $0.9 million in telecommunication costs and a decrease of $0.7 million in service costs.  General and administrative costs decreased approximately $1.3 million, primarily due to decreases of $1.3 million from the cancellation of our Management Services Agreement with Westar Industries, $1.8 million in bad debt expense primarily due to recoveries of written off accounts, $0.5 million in rent expense due partially to our decision to purchase computer equipment (as opposed to leasing), $0.4 million in telecommunications expense and $0.3 million in marketing expense.  These decreases were partially offset by increases of $2.0 million for the retention bonus accrual and $0.9 million in our insurance premiums.  Selling costs increased approximately $1.7 million, primarily due to increased efforts to generate new customers through our internal sales force.  Interest expense decreased by approximately $0.6 million, primarily due to a reduction in the weighted average interest rate of our variable debt.  Other income of approximately $2.1 million relates primarily to the receipt in May 2003 of purchase holdback amounts from the sale of our Sonitrol business in June 2001.

North America Segment

We present the table below for comparison of our North America operating results for the periods presented. Next to each period’s results of operations, we provide the relevant percentage of total revenues so you can make comparisons about the relative change in revenues and expenses.

	Three Months Ended June 30,
	2003		2002
	(dollars in thousands)
Revenues:
Monitoring and related services	$55,003	92.7%	$59,070	92.7%
Other	4,338	7.3	4,670	7.3

Total revenues	59,341	100.0	63,740	100.0

Cost of revenues:
Monitoring and related services	16,089	27.1	17,645	27.7
Other	5,453	9.2	5,627	8.8

Total cost of revenues	21,542	36.3	23,272	36.5

Gross profit	37,799	63.7	40,468	63.5
Selling expense	7,083	11.9	5,536	8.7
General and administrative expense	16,846	28.4	18,077	28.3
Amortization of intangibles and depreciation expense	18,898	31.9	19,291	30.3
Operating loss	$(5,028)	(8.5)%	$(2,436)	(3.8)%

2003 Compared to 2002.   We had a net decrease of 9,771 customers in the second quarter of 2003 as compared to a net decrease of 12,887 customers in the second quarter of 2002.  The average customer base for the second quarter of 2003 and 2002 was 729,482 and 779,535, respectively, or a decrease of 50,053 customers. The number of customers decreased primarily because our customer acquisition strategies were not able to generate accounts in a sufficient volume at acceptable cost to replace accounts lost through attrition.  We expect that this trend will continue until we reduce attrition on the North American retail portfolio of accounts to a level lower than recorded in this reporting period and we have access to the capital needed to invest in creating at least as many accounts as we lose.  Until we are able to reverse this trend, net losses of customer accounts will materially and adversely affect our business, financial condition and results of operations. We believe the decrease in annualized quarterly attrition is due to a company wide focus on retaining our current customers, the consolidation of our call centers and the conversion to one common technology platform.  We are currently focused on reducing attrition, developing cost-effective marketing programs, and generating positive cash flow.

Further analysis of the change in the North American account base between the two periods is discussed below.

	Three Months Ended June 30,
	2003	2002

Beginning Balance, April 1,	734,367	785,978
Additions	12,785	11,296
Customer losses	(20,231)	(23,785)
Other (a)	(2,325)	(398)
Ending Balance, June 30,	724,596	773,091

Annualized quarterly attrition	11.1%	12.2%

(a) Other consists primarily of customer sites that had no associated recurring revenue, therefore the loss of these accounts does not reduce our recurring monthly revenue.  Other also includes attritted accounts covered by purchase holdbacks.  As of June 30, 2003, we no longer have any accounts covered by purchase holdbacks.

Monitoring and related service revenues decreased approximately $4.1 million or 6.9% in the second quarter of 2003 compared to the second quarter of 2002 primarily due to the decline in our customer base.  These revenues consist primarily of contractual revenue derived from providing monitoring and maintenance service.

Other revenues consist primarily of revenues generated from our internal installations of new alarm systems, as well as amortization of previously deferred customer acquisition revenue.  Installation revenues consist primarily of sales of burglar alarms, closed circuit televisions, fire alarms and card access control systems to commercial customers.  In the second quarter of 2003, these revenues decreased by approximately $0.3 million or 7.1% from the second quarter of 2002 due to lower outright commercial sale revenue, partially offset by an increase in the amortization of previously deferred customer revenue.

Cost of monitoring and related services revenues for the second quarter of 2003 decreased by $1.5 million, or 8.8%, to $16.1 million from $17.6 million for the second quarter of 2002. These costs generally relate to the cost of providing monitoring service and include the costs of monitoring, billing, customer service and field operations. The decrease in the second quarter of 2003 compared to the second quarter of 2002 is primarily due to decreases in telecommunication and service costs of $0.9 million and $0.7 million, respectively.  Costs of monitoring and related services revenues as a percentage of the related revenues decreased to 29.3% in the second quarter of 2003 from 29.9% in the second quarter of 2002.

Cost of other revenues decreased approximately $0.2 million or 3.1% in the second quarter of 2003 compared to the second quarter of 2002. These costs consist primarily of equipment and labor charges to install alarm systems, closed circuit televisions, fire alarms and card access control systems sold to our customers as well as amortization of previously deferred customer acquisition costs.  These costs as a percentage of other revenues were 125.7% for the second quarter of 2003 as compared to 120.5% for the second quarter of 2002.  The decrease in 2003 is primarily due to lower outright commercial sales, partially offset by an increase in amortization of previously deferred customer acquisition costs.

Selling expenses increased $1.6 million from $5.5 million in the second quarter of 2002 to $7.1 million in the second quarter of 2003.  The increase is generally due to an increased emphasis on internal sales generation and the resulting increase in sales commissions, wages, benefits, and support costs as well as an increase in the amortization of previously deferred commissions.

General and administrative expenses decreased $1.2 million from $18.0 million in the second quarter of 2002 to $16.8 million in the second quarter of 2003. This decrease is generally comprised of a decrease of $1.3 million due to the termination of our Management Services Agreement with Westar Industries, a $1.7 million decrease in bad debt expense offset by an increase in wage and related expense of $2.5 million primarily related to an employee retention plan implemented in the first quarter of 2003 and an increase in premiums paid to insurance companies of $1.0 million primarily due to an increase in director and officer insurance.  As a percentage of total revenues, general and administrative expenses were approximately 28.4% in both the second quarter of 2003 and 2002.

Amortization of intangibles and depreciation expense for the second quarter of 2003 decreased by $0.4 million, or 2.0%, to $18.9 million from $19.3 million in the second quarter of 2002.  This decrease is comprised of a reduction in subscriber amortization expense of $0.1 million and a reduction of $0.3 million in depreciation expense.

Multifamily Segment

The following table provides information for comparison of the Multifamily operating results for the periods presented. Next to each period’s results of operations, we provide the relevant percentage of total revenues so that you can make comparisons about the relative change in revenues and expenses.

	Three Months Ended June 30,
	2003		2002
	(dollars in thousands)
Revenues:
Monitoring and related services	$9,016	93.9%	$9,128	95.6%
Other	585	6.1	421	4.4
Total revenues	9,601	100.0	9,549	100.0

Cost of revenues:
Monitoring and related services	2,142	22.3	2,247	23.5
Other	1,639	17.1	1,327	13.9
Total cost of revenues	3,781	39.4	3,574	37.4

Gross profit	5,820	60.6	5,975	62.6
Selling expense	755	7.9	617	6.5
General and administrative expenses	3,108	32.4	3,203	33.5
Amortization of intangibles and depreciation expense	1,213	12.6	1,318	13.8
Operating income	$744	7.7%	$837	8.8%

2003 Compared to 2002.  We had a net increase of 5,142 customers in the second quarter of 2003 as compared to a net decrease of 741 customers in the second quarter of 2002.  The average customer base was 333,271 for the second quarter of 2003 compared to 328,919 for the second quarter of 2002.  The change in Multifamily’s customer base for the period is shown below.

	Three Months Ended June 30,
	2003	2002

Beginning Balance, April 1,	330,700	329,289
Additions	9,191	5,523
Customer losses	(4,049)	(6,264)
Ending Balance	335,842	328,548

Annualized quarterly attrition	4.9%	7.6%

Monitoring and related services revenues consist primarily of contractual revenue derived from providing monitoring and maintenance service.  These revenues were $9.0 million in the second quarter of 2003 compared to $9.1 million in the same quarter of 2002. The decrease was the result of a decline in our recurring monthly revenue per customer primarily related to an increasing number of renewals, which provide for contract extensions at a reduced monthly rate.  This decline was offset by a slight increase in the average customer base of 1.3%.

Other revenues consist primarily of amortization of deferred revenue associated with the sale of alarm systems and revenue from the sale of access control systems.  These revenues increased to $0.6 million in the second quarter of 2003 from $0.4 million in the second quarter of 2002 primarily due to an increase in deferred revenue amortization of $0.2 million pursuant to SAB 101, which requires deferral of revenue over the life of the customer along with the deferral of associated direct and incremental costs.

Cost of monitoring and related revenues for the second quarter of 2003 decreased $0.1 million to $2.1 million from $2.2 million in the second quarter of 2002.  These costs generally relate to the cost of providing monitoring and maintenance service and include the costs of monitoring, customer service and field operations.  The 4.7% decrease in the second quarter of 2003 compared to the second quarter of 2002 is primarily the result of a decrease in field service costs.  Cost of monitoring and related revenues as a percentage of related revenues decreased to 23.8% in the second quarter of 2003 from 24.6% in the second quarter of 2002.

Cost of other revenues consists primarily of amortization of deferred installation costs pursuant to SAB 101 and the costs to install access control systems.  These costs increased to $1.6 million in the second quarter of 2003 from $1.3 million in the second quarter of 2002 primarily due to an increase in deferred cost amortization totaling $0.3 million.

Selling expense in the second quarter of 2003 increased $0.2 million to $0.8 million from $0.6 million in the second quarter of 2002 due to higher advertising costs.

General and administrative expenses for the second quarter of 2003 decreased $0.1 million to $3.1 million from $3.2 million in the second quarter of 2002.  This 3.0% decrease is primarily due to a $0.2 million decline in insurance costs, reduced facility costs of $0.1 million, lower legal costs of $0.1 million and lower bad debt expense of $0.1 million offset by a $0.4 million increase in management fees allocated from Protection One and increased employment costs of $0.1 million primarily related to an employee retention plan.

Amortization of intangibles and depreciation expense for the second quarter of 2003 decreased by $0.1 million, or 8.0% to $1.2 million from $1.3 million in the second quarter of 2002.  This decline is primarily due to a reduction in subscriber intangibles resulting from the settlement and contract buyout in late 2002 of significant units under contract with one developer.

Liquidity and Capital Resources

Westar Energy, which owns 88% of our common stock, is also our principal source of the external capital we need to operate our business.  We obtain most of our external cash requirements under the $228.4 million Westar Credit Facility which expires January 5, 2005.  As of June 30, 2003, we had $12.9 million available to us under the Westar Credit Facility and $17.4 million of cash.  In prior years, we also have obtained funds from a tax sharing agreement with Westar Energy.  We expect to receive an estimated $20.7 million from Westar Energy in the fourth quarter of 2003 as payment for the tax benefit Westar Energy is expected to utilize in its 2002 consolidated income tax return to be filed in the third quarter.  Westar Energy must provide advance notice to the KCC if the payment to the Company under the tax sharing agreement exceeds approximately $20 million.  Westar Energy has filed a plan with the KCC in response to an order issued by it to restructure and reduce debt.  In that plan, Westar Energy announced its intention to sell its investment in us.

The KCC has ordered Westar Energy not to extend any credit to us except under the Westar Credit Facility, and has authorized Westar Energy to provide funds to meet its obligations under the Westar Credit Facility and to extend the term of the Westar Credit Facility for one year to January 5, 2005.  Additionally, the Westar Credit Facility must be paid in full upon the sale of all or a majority of our common stock to a new owner. During the second quarter of 2003, the Westar Credit Facility was amended to extend the maturity date to January 5, 2005.   KCC orders also preclude us from raising money through the sale of assets in excess of $100,000 without prior KCC approval.  We have in the past few years tried to obtain a line of credit from third party sources, but have been unable to do so.

We repurchased $8.4 million in debt that would have matured in September 2003 at book value.  We have $1.6 million in debt that matures in 2003, including $1.3 million principal amount of our convertible senior subordinated notes due in September 2003.  We believe the required capital will be provided by cash flow from our security monitoring customer base, which generated $22.5 million of positive cash flow from operations in the first six months of 2003.  While we believe we will have adequate cash to meet our needs through 2004 from internally generated sources, the Westar Credit Facility, payments made to us under the tax sharing agreement and from asset sales, factors such as economic conditions, or the inability to obtain required KCC approvals could impair our liquidity.

As discussed below, we have obligations under which our outstanding notes were issued which could require us to offer to purchase such debt in connection with a change in control such as a disposition by Westar Energy of its investment in our common stock.  Should a change in control occur, we anticipate that a purchaser of Westar Energy’s interest in us would negotiate the amendment of the terms of our outstanding debt requiring its repurchase, or assist us in finding sufficient sources of funds to meet our repurchase obligations.  We also anticipate that a purchaser would assist us in arranging for new credit facilities or provide us needed credit.  However, we can give no assurance that any such arrangements will or could be made or any needed funds otherwise be provided.

Our ability to borrow under the Westar Credit Facility is subject to compliance with certain financial covenants described under “Material Commitments” below.

The Westar Credit Facility must be paid in full upon any sale by Westar Energy of our common stock.  Furthermore, the indentures governing all of our debt securities require that we offer to repurchase the securities in certain circumstances following a change in control such as would occur if Westar Energy completes the sale of its investment in us.

Our 13 5/8% senior subordinated discount notes and 6 3/4% convertible notes require us to make a repurchase offer at approximately 101% of principal amount, plus interest in the event of a change in control.  Our 7 3/8% senior notes and 8 1/8% senior subordinated notes require us to make a repurchase offer at 101% of principal amount, plus interest in the event of a change in control coupled with two ratings downgrades that occurred after the date we announced an intent to pursue a transaction that would result in a change in control.

As of June 30, 2003, we had outstanding $29.9 million principal amount of the senior subordinated discount notes, $1.3 million principal amount of the convertible notes, $190.9 million principal amount of the senior notes and $110.3 million principal amount of the senior subordinated notes.

In order to retain the services of numerous employees who may feel uncertain about the future ownership, management and direction of the company as a result of Westar Energy’s announcement to dispose of its ownership interest in us (see Note 9 to our financial statements), we entered into retention and severance arrangements with approximately 190 employees to provide incentives for such employees to remain with us through the sales process.  The maximum retention amount of approximately $5.3 million in the aggregate will be paid to those employees who remain employed with us through November 1, 2003 (or, if a change in control of the company occurs prior to that date, then such payment will be made on or about the change in control date).  Additional severance amounts of approximately $11.0 million may also be paid under these arrangements to those employees, if any, who are terminated following a change in control.  Approximately $2.0 and $2.7 million was expensed in the three and six months ended June 30, 2003, respectively,  related to the maximum $5.3 million retention payment and approximately $0.6 million is expected to be expensed each month through October 31, 2003 or until a change in control, if earlier.  No amounts have been expensed by us relating to the severance arrangements.  Upon a change in control of the company, an additional approximately $10.5 million will be paid to other key employees.  No amounts have been expensed relating to these additional payments to key employees.  In addition, upon a change in control, customary fees and expenses will be paid to the financial advisor to our Special Committee of the Board of Directors.  We have expensed approximately $0.4 million for legal and other professional fees related to a possible change in control.

Operating Cash Flows for the Six Months Ended June 30, 2003.  Our operations provided a net $22.5 million in cash flow in the first six months of 2003, a decrease of $5.0 million compared to net cash provided of $27.5 million in the first six months of 2002 primarily due to a decrease in working capital.

Investing Cash Flows for the Six Months Ended June 30, 2003.   We used a net $12.0 million for our investing activities in the first six months of 2003.  We received proceeds of $1.4 million from the sale of our AV ONE operations and approximately $2.5 million from the purchase holdback relating to the sale of our Sonitrol business in 2001.  We invested a net $13.2 million in cash to install and acquire new accounts, and $2.8 million to acquire fixed assets.  In the first six months of 2002, we invested a net $13.1 million in cash to install and acquire new accounts and $3.3 million to acquire fixed assets.

Financing Cash Flows for the Six Months Ended June 30, 2003.  Financing activities provided a net $5.1 million in cash for the first half of 2003 compared to a net use of $12.4 million in cash for financing activities in the first half of 2002. We received $11.9 million in the first quarter of 2003 from Westar Energy related to the sale of our Westar Energy securities.  In the first half of 2002 we paid approximately $59.8 million to acquire $77.0 million in face amount of our long term debt and acquired 1,000,000 shares of our outstanding stock for $2.2 million.

In the first six months of 2003, we did not increase our borrowings under the Westar Credit Facility.  At June 30, 2003 the Westar Credit Facility had a weighted average interest rate before fees of 6.2% and an outstanding balance of  $215.5 million.

In the first half of 2002, we increased our borrowings under the Westar Credit Facility by $59.0 million.  At June 30, 2002 the Westar Credit Facility had a weighted average interest rate before fees of 5.6% and an outstanding balance of  $196.5 million.

Debt and Equity Repurchase Plans.  We may from time to time purchase our debt and equity securities in the open market or through negotiated transactions.  The timing and terms of purchases, and the amount of debt or equity actually purchased will be determined based on market conditions and other factors.

Material Commitments.  We have future, material, long-term commitments made in the past several years in connection with our growth. We believe these commitments will be met through a combination of borrowings under our Westar Credit Facility, refinancings and positive operating cash flows. The following reflects these commitments as of June 30, 2003:

Debt Security	Maturity Date	Amount
		(in thousands)

Westar Credit Facility	January 2005	$215,500
Convertible Senior Subordinated Notes (a)	September 2003	1,345
Senior Subordinated Discount Notes (b)	June 2005	29,872
Senior Unsecured Notes	August 2005	190,925
Senior Subordinated Notes	January 2009	110,340
Other debt obligations including capital leases	Various	247
Total		$548,229

(a)  These notes are convertible into Protection One common stock at a price of $11.19 per share, which is currently above the price at which our shares are traded in the public stock markets.

(b)  Excludes $1.0 million premium which is being amortized to income.

We had no off-balance sheet transactions or commitments as of or for the six months ended June 30, 2003.

We have future, material, long-term commitments made in the past several years in connection with our growth.   The following reflects our commitments as of June 30, 2003:

At June 30, 2003: Contractual Cash Obligations	Payment Due by Period
	2003	2004 – 2005	2006 – 2007	Thereafter	Total
	(Dollars in thousands)
Long-term debt	$1,345	$220,797	$—	$110,340	$332,482
Capital lease obligations	247	—	—	—	247
Operating leases	4,468	10,694	3,808	1,925	20,895
Unconditional purchase obligations (a)	2,030	2,030	—	—	4,060
Other long-term obligations	—	—	—	—	—
Total contractual cash obligations	$8,090	$233,521	$3,808	$112,265	$357,684

(a)  Contract tariff for telecommunication services.

The table below shows our total commercial commitments and the expected expiration per period:

At June 30, 2003: Other Commercial Commitments	Amount of Commitment Expiration Per Period
	2003	2004 – 2005	2006 – 2007	Thereafter	Total
	(Dollars in thousands)
Line of credit	$—	$215,500	$—	$—	$215,500
Standby letters of credit	2,000	—	—	—	2,000
Total commercial commitments	$2,000	$215,500	$—	$—	$217,500

Most of the long-term debt instruments contain restrictions based on “EBITDA”.  The definition of EBITDA varies among the various indentures and the Westar Credit Facility.  EBITDA is generally derived by adding to income (loss) before income taxes, interest expense and depreciation and amortization expense.  However, under the varying definitions of the indentures, various and numerous additional adjustments are sometimes required.

The Westar Credit Facility and the indentures relating to our other indebtedness contain the financial covenants summarized below:

Debt Instrument	Financial Covenant
Senior Credit Facility	Total consolidated debt/annualized most recent quarter EBITDA less than 5.75 to 1.0.
Consolidated annualized most recent quarter EBITDA/latest four fiscal quarters interest expense greater than 2.10 to 1.0
Senior Subordinated Notes	Current fiscal quarter EBITDA/current fiscal quarter interest expense greater than 2.25 to 1.0
Senior Subordinated Discount Notes	Total debt/annualized current quarter EBITDA less than 6.0 to 1.0
Senior debt/annualized current quarter EBITDA less than 4.0 to 1.0

At June 30, 2003, we were in compliance with the covenants under these debt instruments and we expect to remain in compliance for the remainder of the year.

These debt instruments also restrict our ability to pay dividends to stockholders, but do not otherwise restrict our ability to fund cash obligations.

Credit Ratings.  Standard & Poor’s, Fitch Ratings, and Moody’s Investors Service are independent credit-rating agencies that rate our debt securities.  On April 2, 2002, Moody’s downgraded its ratings on our outstanding securities due to concerns regarding our leveraged financial condition, the cash investment required to obtain new customers, our attrition experience and our commitment to debt and equity repurchases. Moody’s outlook remained negative citing unresolved operations problems and uncertainty surrounding long-term resolution of our liquidity issues. As of July 31, 2003, our public debt was rated as follows:

	Senior Unsecured Debt	Senior Subordinated Unsecured Debt	Outlook
S & P	B	CCC+	Negative
Moody’s	Caa1	Caa3	Negative
Fitch Ratings	CCC+	CCC-	Negative

In general, revenue declines and reductions in operating margin leave our credit ratings susceptible to further downgrades which make debt financing more costly and more difficult to obtain on terms which are economically favorable to us.

Capital Expenditures.  We anticipate making capital expenditures of approximately $35 million in 2003, consisting of approximately $25 million in customer acquisition costs and $10 million for fixed assets. Of such amounts, we have expended through June 30, 2003 approximately $13 million and $3 million for customer acquisitions and fixed assets, respectively.  Capital expenditures for 2004 and 2005 are expected to be approximately $36 million and $40 million, respectively.  Of these amounts approximately $26 million and $30 million would be used for customer acquisition costs in 2004 and 2005, respectively, with the balance for fixed assets. These estimates are prepared for planning purposes and are revised from time to time.  Actual expenditures for these and possibly other items not presently anticipated will vary from these estimates during the course of the years presented.  We believe that our capital requirements will be met through the use of internally generated funds, asset sales (we may not sell assets in excess of $100,000 without KCC approval), the Westar Credit Facility or external financings. See “Liquidity and Capital Resources” above.

Tax Matters.  Westar Energy makes payments to us for current tax benefits utilized by Westar Energy in its consolidated tax return pursuant to a tax sharing agreement.   If Westar Energy completes its intended disposition of its investment in us, our net deferred tax assets, which were $284.6 million at June 30, 2003, might not be realizable and we might not be in a position to record a tax benefit for losses incurred.  We would be required to record a non-cash charge against income for the portion of our net deferred tax assets we determine not to be realizable. This charge could be material and could have a material adverse effect on our business, financial condition and results of operations. The amount of our deferred taxes increased by approximately $190.7 million upon our recording of an impairment charge in the first quarter of 2002 and $13.3 million in the last quarter of 2002 as discussed above.  In addition, as a result of a sale, we would no longer receive payments from Westar Energy for current tax benefits utilized by Westar Energy.  We had a receivable balance of $40.0 million and $20.7 million at June 30, 2003 and December 31, 2002, respectively, from Westar Energy related to current tax benefits.  In 2002, we received aggregate payments from Westar Energy of $1.7 million.  The loss of these payments would have a material adverse effect on our cash flow.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not experienced any significant changes in our exposure to market risk since December 31, 2002.  For additional information on our market risk, see Item 7A of the Form 10-K for the year ended December 31, 2002.

ITEM 4.  CONTROLS AND PROCEDURES

As required by SEC Rule 13a-15(b), an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including cost limitations, judgments used in decision making, assumptions regarding the likelihood of future events, soundness of internal controls, fraud, the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can provide only reasonable, and not absolute, assurance of achieving their control objectives.  Based upon and as of the date of the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective, in all material respects, with respect to the recordings, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, of information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation described above.

PART II

OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

Information relating to legal proceedings is set forth in Note 6 of the Notes to Consolidated Financial Statements included in Part I of this report, which information is incorporated herein by reference.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS.

Our Annual Meeting of Shareholders was held on May 28, 2003.  After the mailing of our proxy, two of our directors who were recommended for reelection, Gene A. Budig and Darius G. Nevin, resigned from our board and were withdrawn as nominees. In their place were substituted James C. Clark and Greg Greenwood. In accordance with our proxy statement, the proxy representatives voted the proxies for these substitute nominees. Therefore, at the Annual Meeting of Shareholders, the following nine directors were each elected to serve for a one-year term:

Director	Votes For	Votes Against or Withheld	Abstentions or Broker Non-votes
Bruce A. Akin	96,724,994	212,998	1,169,093
James C. Clark	96,937,992	0	1,169,093
Ben M. Enis	96,748,496	189,496	1,169,093
Richard Ginsburg	96,849,425	88,567	1,169,093
Greg Greenwood	96,937,992	0	1,169,093
Larry D. Irick	96,742,644	195,348	1,169,093
Donald A. Johnston	96,748,496	189,496	1,169,093
William B. Moore	96,742,644	195,348	1,169,093
James Q. Wilson	96,741,496	196,496	1,169,093

No other business was conducted at the meeting.

ITEM 5.   OTHER INFORMATION.

None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits. The following exhibits are filed with this Quarterly Report on Form 10-Q or incorporated by reference.

Exhibit Number	Exhibit Description

31.1	Certification pursuant to Rule 13a-14 under the Securities Exchange Act of 1934
31.2	Certification pursuant to Rule 13a-14 under the Securities Exchange Act of 1934
32.1	Certification pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

(b)   Reports on Form 8-K.  During the quarter ended June 30, 2003, we filed the following Current Reports on Form 8-K:

Date Filed	Item Number(s)	Report Description

6/26/03	5,7

We reported that on June 20, 2003 we entered into the thirteenth and fourteenth amendments to the senior credit facility with our lenders.  Among other things, the amendments (i) extended the maturity date to January 5, 2005, (ii) decreased the maximum borrowing capacity to $228.4 million and (iii) increased the applicable borrowing rates.

5/30/03	5,7	We reported that on May 30, 2003, the Board of Directors announced the election of nine directors at our annual meeting and the resignation of Mr. Darius Nevin from the board of directors.
5/12/03	5,7	We reported that on May 8, 2003, Dr. Gene A. Budig resigned from the Board of Directors.
4/02/03	5,7

We reported that on March 28, 2003 we announced our unaudited financial results for the fourth quarter and full year ended December 31, 2002.  We also announced that we would file our Annual Report on Form 10-K not later than 15 days following March 31, 2003 to allow sufficient time for the special committee of the Board of Directors of Westar Energy, Inc., to complete its previously announced investigation which would enable our independent auditor to complete its audit of our financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

Date:	August 11, 2003	PROTECTION ONE, INC.
PROTECTION ONE ALARM MONITORING, INC.

		By:	/s/ Darius G. Nevin
Darius G. Nevin, Executive Vice President and Chief Financial Officer