Form 10-K
period 2003-12-31
PROTECTION ONE ALARM MONITORING INC; PROTECTION ONE INC
filed 2004-03-24
CIK 916310, 916230

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
1-12181-01 (Commission File Number)	1-12181 (Commission File Number)
Protection One, Inc. (Exact Name of Registrant as Specified in Charter)	Protection One Alarm Monitoring, Inc. (Exact Name of Registrant as Specified in Charter)
Delaware (State of Other Jurisdiction of Incorporation or Organization)	Delaware (State of Other Jurisdiction of Incorporation or Organization)
93-1063818 (I.R.S. Employer Identification No.)	93-1064579 (I.R.S. Employer Identification No.)
818 S. Kansas Avenue, Topeka, Kansas 66612 (Address of Principal Executive Offices, Including Zip Code)	818 S. Kansas Avenue, Topeka, Kansas 66612 (Address of Principal Executive Offices, Including Zip Code)
(785) 575-1707 (Registrant's Telephone Number, Including Area Code)	(785) 575-1707 (Registrant's Telephone Number, Including Area Code)

        Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class
Common Stock, par value $.01 per share, of Protection One, Inc.

        Indicate by check mark whether each of the registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that such registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of each registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒

        The aggregate market value of common stock of Protection One, Inc. held by nonaffiliates on June 30, 2003 (based on the last sale price of such shares on the New York Stock Exchange) was $11,790,755.

        As of March 15, 2004, Protection One, Inc. had 98,282,679 shares of Common Stock outstanding, par value $0.01 per share. As of such date, Protection One Alarm Monitoring, Inc. had outstanding 110 shares of Common Stock, par value $0.10 per share, all of which shares were owned by Protection One, Inc. Protection One Alarm Monitoring, Inc. meets the conditions set forth in General Instructions I (1)(a) and (b) for Form 10-K and is therefore filing this form with the reduced disclosure format set forth therein. Protection One's sole asset is Protection One Alarm Monitoring and Protection One Alarm Monitoring's wholly owned subsidiaries, as such there are no separate financial statements for Protection One Alarm Monitoring, Inc.

PART I

FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K and the materials incorporated by reference herein include "forward-looking statements" intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally can be identified as such because the context of the statement includes words such as we "believe," "expect," "anticipate," "will" or other words of similar import. Similarly, statements herein that describe our objectives, plans or goals also are forward-looking statements. Such statements include those made on matters such as our earnings and financial condition, litigation, accounting matters, our business, our efforts to consolidate and reduce costs, our customer account acquisition strategy and attrition, our efforts to implement new financial and human resources software, our liquidity and sources of funding and our capital expenditures. All forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Important factors that could cause actual results to differ materially from our expectations include, among others, the factors discussed in Item 1, "Business—Risk Factors." We continue to face liquidity problems caused by our significant debt burdens and continuing net losses. The consummation of the sale of its ownership interests in us by Westar Energy, Inc., which we refer to as Westar Energy, our former majority owner that beneficially owned approximately 88% of the our common stock, to POI Acquisition, L.L.C. and POI Acquisition I, Inc., entities formed by Quadrangle Capital Partners L.P., Quadrangle Select Partners L.P., Quadrangle Capital Partners-A L.P. and Quadrangle Master Funding Ltd., which we refer to collectively as Quadrangle, and the assignment of Westar's rights and obligations as the lender under our revolving credit facility with its wholly owned subsidiary, Westar Industries, Inc., to POI Acquisition, L.L.C., is expected to materially adversely affect our financial position, results of operations and liquidity, and we may need to restructure our indebtedness in an out-of-court proceeding and/or seek the protection of federal bankruptcy laws to reorganize our debts. Statements made in the Form 10-K regarding the sale by Westar Energy and its possible effects on us also constitute forward-looking statements. The forward-looking statements included herein are made only as of the date of this report and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

ITEM 1.    BUSINESS

        Unless the context otherwise indicates, all references in this report to the "Company," "Protection One," "we," "us" or "our" or similar words are to Protection One, Inc., its direct wholly owned subsidiary, Protection One Alarm Monitoring, Inc. and Protection One Alarm Monitoring's wholly owned subsidiaries. Protection One's sole asset is Protection One Alarm Monitoring and Protection One Alarm Monitoring's wholly owned subsidiaries, and accordingly, there are no separate financial statements for Protection One Alarm Monitoring, Inc. Each of Protection One and Protection One Alarm Monitoring is a Delaware corporation organized in September 1991.

Westar's Sale of Our Stock and Assignment of its Rights and Obligations in the Revolving Credit Facility

        Westar Energy is a public electric utility and is regulated by the Kansas Corporation Commission, or KCC. Westar Energy, along with its wholly owned subsidiary, Westar Industries, Inc., which we refer to collectively as Westar, owned approximately 88% of the common stock of Protection One and provided us with a revolving credit facility.

        On February 17, 2004, Westar Industries, Inc. consummated the sale of approximately 87% of the issued and outstanding shares of our common stock to POI Acquisition I, Inc., a wholly owned subsidiary of POI Acquisition, L.L.C. POI Acquisition, L.L.C. and POI Acquisition I, Inc. are entities formed by Quadrangle. Approximately 1% of our common stock, representing shares underlying restricted stock units granted to current and former employees of Westar, was retained by Westar. As part of the sale transaction, Westar also assigned its rights and obligations as the lender under our revolving credit facility, which had an outstanding principal balance of $215.5 million, to POI Acquisition, L.L.C. Quadrangle paid approximately $122.2 million to Westar as consideration for the common stock, revolving credit facility and accrued interest, and Westar could receive up to an additional $39.2 million that is contingent upon certain potential post-closing events.

        In addition, pursuant to the terms of the purchase agreement governing the sale transaction, dated as of December 23, 2003, among POI Acquisition, L.L.C., Westar Industries and Westar Energy, Westar's designees on our Board of Directors, Bruce A. Akin, James T. Clark, Greg Greenwood, Larry D. Irick and William B. Moore, resigned from our Board of Directors, effective as of the closing of the sale transaction.

        In connection with the closing of the sale transaction described above, we announced, among other things, the (i) retention of Houlihan Lokey Howard & Zukin Capital to assist us with our evaluation of the effects of the sale transactions, (ii) execution of two standstill agreements with POI Acquisition, L.L.C. and POI Acquisition I, Inc., and (iii) deferral of payment of the semi-annual interest payment due on February 17, 2004 on the outstanding $190.9 million aggregate principal amount of our 7 3/8% senior notes due in 2005.

        We also announced that Donald A. Johnston resigned from our Board of Directors, effective as of the closing of the sale transaction.

        See further discussion relating to this sale and its impact on us in "Matters to Consider" below.

Matters to Consider

        We have reported losses for the past several years. Westar Energy has consummated the sale of its equity interest in us and the assignment of its rights and obligations in the credit facility that it provided to us to Quadrangle. We refer to such credit facility as the revolving credit facility. A primary financing source for us has been the revolving credit facility, and additional credit under such facility has been eliminated by a standstill agreement executed by Quadrangle and us. Payments made to us by Westar Energy under a tax sharing agreement between Westar and us were another important source of liquidity for us, and except for amounts owed with respect to losses we incurred prior to leaving the Westar consolidated tax group as a result of Westar selling its interest in us, we will no longer receive payments from Westar Energy under the tax sharing agreement. We have evaluated these conditions and events in establishing our operating plans. In addition to the plans and strategies noted under "Overview" below, we plan to carefully monitor the level of investment in new customer accounts and continue control of operating expenses and capital expenditures. The sale by Westar Energy will have a material adverse effect upon our financial position and liquidity, and we may need to restructure our indebtedness in an out-of-court proceeding and/or seek the protection of federal bankruptcy laws to reorganize. See "Risk Factors," below, for a further discussion of these and other important matters.

        We continue to face liquidity problems caused by our significant debt burden and continuing net losses. Absent recapitalization and restructuring our debts, management believes our projected cash flow will be insufficient to support our current debt balances, which may be accelerated or which we are required to offer to repurchase as a result of the change in control, and related interest obligations. Our independent public accountants included in their report on our consolidated financial statements for the fiscal year ended December 31, 2003 explanatory language that describes the significant uncertainty about our ability to continue as a going concern due to recurring losses from operations, deficiency in working capital, inability to obtain ongoing financing and breach of covenants on outstanding debt subsequent to year end.

        We have retained Houlihan Lokey Howard & Zukin Capital as our financial advisor and have begun preliminary discussions regarding a proposed restructuring with Quadrangle and its affiliates, the lenders under our revolving credit facility, and certain holders of our publicly-held debt. If an agreement with such parties is reached, a resulting restructuring plan may be presented for judicial approval under Chapter 11 of the U.S. Bankruptcy Code, which provides for companies to reorganize and continue to operate as going concerns. Discussions with Quadrangle and other debt holders are in the preliminary stages, and there can be no assurance that an agreement regarding financial restructuring will be reached or what other actions we may need to take, including selling assets, to meet our liquidity needs.

        As part of the restructuring initiative, we have deferred payment of the semi-annual interest payment that was due on February 17, 2004 on the outstanding $190.9 million aggregate principal amount of our 7 3/8% senior notes. If we do not make this interest payment within the 60-day interest payment grace period available under the 7 3/8% senior notes, the trustee or the holders of such senior notes may seek to exercise certain remedies available to them under the indenture governing the notes, including, without limitation, acceleration of the indebtedness, which acceleration, if not rescinded or satisfied, would cause cross defaults under our other debt instruments. If such acceleration should occur, we do not have the funds available to repay the indebtedness, and we could be forced to seek relief under the U.S. Bankruptcy Code or an out-of-court restructuring.

        In addition, as a result of Westar's sale of its interests in us, the indenture relating to our 13 5/8% senior subordinated discount notes requires us to give notice of our intention to repurchase the notes, which had aggregate outstanding principal of $29.9 million as of March 15, 2004, within 30 days following the date of a change in control, and to consummate the repurchase within 60 days of such notification. We have not given notice of our intention to repurchase these notes, and this inaction constitutes a covenant breach under the notes' indenture, which breach, if not cured within 30 days after receipt of appropriate notice, would constitute an event of default under the indenture. Furthermore, upon any such event of default, the trustee or the holders of such senior subordinated discount notes may seek to exercise certain remedies available to them under the indenture governing the notes, including, without limitation, acceleration of the notes, which acceleration, if not rescinded or satisfied, would cause a cross default to be triggered under the indenture for our 8 1/8% senior subordinated notes, which had aggregate outstanding principal of $110.3 million as of March 15, 2004. If such acceleration and cross default should occur, we do not have the funds available to repay the indebtedness, and we could be forced to seek relief under the U.S. Bankruptcy Code or an out-of-court restructuring.

        Furthermore, as a result of Westar's sale of its interests in us, the $215.5 million outstanding under the revolving credit facility is in default. We entered into a standstill agreement with Quadrangle, pursuant to which, among other things, Quadrangle agreed to waive the change in control default and other specified covenant breaches for a period not to exceed 90 days, and we agreed that we could not borrow any additional amounts under the revolving credit facility. Upon the expiration or termination of this standstill agreement, Quadrangle may exercise its rights under the revolving credit facility and declare the indebtedness to be due and payable. Furthermore, acceleration of our revolving credit facility, if not rescinded or satisfied, would cause cross defaults under our other debt instruments. If such acceleration should occur, we would not have the funds available to repay the indebtedness, and we could be forced to seek relief under the U.S. Bankruptcy Code or an out-of-court restructuring.

        Stockholders and other security holders or buyers of our securities or our other creditors should not assume that material events subsequent to the date of this Form 10-K have not occurred. If we seek an out-of-court restructuring, there can be no assurances as to whether or not such restructuring would be successful.

        See also "Risk Factors," below, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources," Item 8, Note 5 "Long-Term Debt," Item 8, Note 15 "Subsequent Events" and Item 8, Note 17 "Going Concern and Management's Plans" for further discussion.

Overview

        Protection One is a leading provider of property monitoring services, providing electronic monitoring and maintenance of alarm systems to approximately 1.0 million customers as of December 31, 2003. Our revenues are generated primarily from recurring monthly payments for monitoring and maintaining the alarm systems that are installed in our customers' homes and businesses. We provide our services to single family residential, commercial, wholesale and multifamily residential customers. At December 31, 2003, our customer base composition was as follows:

Market Segment	Percentage of Total
Single family and commercial	53.1%
Wholesale	14.9

Protection One North America Total	68.0
Multifamily/Apartment	32.0

Total	100.0%

        Our company is divided into two business segments:

        Protection One North America, which we refer to as North America, generated approximately $239.0 million, or 86.3%, of our revenues in 2003 and is comprised of our retail alarm monitoring business, which serves residential and commercial customers directly, and our wholesale monitoring business, which provides alarm monitoring services to independent alarm companies.

        Network Multifamily, which we refer to as Multifamily, generated approximately $38.1 million, or 13.7%, of our revenues in 2003 and is comprised of our alarm monitoring business servicing apartments, condominiums and other multifamily dwellings.

        Financial information for each of our business segments is presented in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Segment Information" and in Item 8, Note 13 "Segment Reporting" and is incorporated herein by reference.

        Our operating strategy continues to be to improve returns on invested capital by realizing economies of scale from increasing customer density in the largest urban markets in North America. We plan to accomplish this goal by: (i) retaining our customers by providing superior customer service from our monitoring facilities and our branches; and (ii) using our national presence, strategic alliances, such as our alliance with BellSouth Telecommunications, as discussed in "Sales and Marketing" below, and strong local operations to persuade the most desirable residential and commercial prospects to enter into long term agreements with us on terms that permit us to achieve appropriate returns on capital.

        New software will be required.    During 2003 we began the process of replacing our accounting, human resources, inventory management, and accounts payable software. Implementation of new software is required as a result of Westar's disposition of its investment in us and has commenced in the first quarter of 2004.

        Payment of transaction-related bonuses and fees.    In order to retain the services of numerous employees who, as a result of Westar's interest in exploring strategic alternatives for divesting its ownership interest in us, may have felt uncertain about our future ownership, management and direction, we entered into retention and severance arrangements in 2003 with approximately 190 employees to provide incentives for these employees to remain with us through the sales process. On October 31, 2003, we paid approximately $5.1 million to those employees who fulfilled their obligation related to the retention agreement. Additional severance amounts of up to an aggregate of approximately $11.0 million may also be paid under these arrangements to those employees, if any, who are terminated within a defined period following the change in control that occurred on February 17, 2004. No significant amounts have been expensed by us relating to the severance arrangements.

        Upon the change in control on February 17, 2004, an additional $11.0 million was paid to executive management. In addition, upon the change in control, fees and expenses of $3.5 million were paid to the financial advisor to our Special Committee of the Board of Directors. As of December 31, 2003, no amounts had been expensed relating to these additional payments to executive management or to the financial advisor to our Special Committee. As of December 31, 2003, we had expensed approximately $1.2 million for legal and other professional fees related to the change in control. In addition, in February 2004 we recorded an expense of $1.6 million for director and officer insurance coverage that lapsed upon the change in control.

        Attrition and customer creation.    In 2003, we had a net loss of 25,378 customers in our customer base. Our North America segment had a net loss of 31,295 customers while our Multifamily segment had a net increase of 5,917 customers. The North America segment decline resulted from attrition, the decision to add new customers at reasonable costs through our internal sales force and our focus on operational efficiencies. Our customer acquisition strategy for our North America segment relies primarily on our internal sales force, which generated 50,731 accounts in 2003 compared to 45,642 accounts in 2002, and our marketing alliance with BellSouth Telecommunications, Inc., which we refer to as BellSouth. See "Sales and Marketing" and "Attrition" below.

        Dispute regarding tax sharing payments.    We have been a member of Westar's consolidated tax group since 1997. During that time, Westar made payments to us for tax benefits attributable to us and utilized by Westar in its consolidated tax return pursuant to the terms of a tax sharing agreement. Following the consummation of the sale of Westar's ownership interests in us, we are no longer a part of the Westar consolidated tax group.

        We and Westar did not, however, terminate our tax sharing agreement, and based on discussions with Westar and its counsel, there are several areas of potential dispute between us regarding Westar's obligations under the terms of the tax sharing agreement. The most material of these potential disputes involve (i) the amount of any tax sharing payments that would be due to us if Westar decides in the future to elect to treat the sale of its interests in us as a sale of assets under the Internal Revenue Code, (ii) the proper treatment under the tax sharing agreement of tax obligations or benefits arising out of the transaction in which Westar sold its ownership interests in us, including the impact on future tax sharing payments to us related to the cancellation of indebtedness income generated by a partial write down of the revolving credit facility prior to closing or the assignment of the revolving credit facility for less than the full amount outstanding under the facility at closing and (iii) whether tax sharing payments due to us when Westar was subject to alternative minimum tax should be calculated at the alternative minimum tax rate of 20% or the normal statutory rate of 35% to the extent that Westar has utilized or is reasonably expected to be able to utilize the associated alternative minimum tax credits or otherwise has received full benefits at normal statutory rates from our losses. We believe that we have strong positions with respect to these items and will aggressively pursue our positions. If we prevail, we may realize additional tax sharing payments from Westar.

Operations

        Our operations consist principally of installing, servicing and monitoring premise intrusion and fire alarms.

Centralized Monitoring, Common Technology Platform and Customer Service

        Customer Security Alarm Systems.    Security alarm systems include many different types of devices installed at customers' premises designed to detect or react to various occurrences or conditions, such as intrusion or the presence of fire or smoke. These devices are connected to a computerized control panel that communicates through wireline and/or wireless phone lines to a monitoring facility. In most systems, control panels can identify the nature of the alarm and the areas within a building where the sensor was activated and can transmit that information to a central monitoring station.

        Customer Contracts.    Our existing alarm monitoring customer contracts generally have initial terms ranging from two to ten years in duration, and, in most states, provide for automatic renewals for a fixed period (typically one year) unless we or the customer elect to cancel the contract at the end of its term. Since 2002, most new single family residential customers have been entering into contracts with an initial term of three years and, for most new commercial customers, the initial term is five years. Typically, customers sign alarm monitoring contracts that include a bundled monthly charge for monitoring and extended service protection, which covers the normal costs of repair of the security system. Customers may elect to sign an alarm monitoring contract that excludes extended service protection at a reduced monthly charge. A significant percentage of new residential and commercial customers are also electing to include line security based on cellular technology in their service bundle.

        Monitoring Facilities.    We provide monitoring services to our customer base from four monitoring facilities. The table below provides additional detail about our monitoring centers:

Location	Approximate Number of Customers Monitored	Primary Markets
Irving, TX	330,000	Multifamily
Longwood, FL	140,000	Wholesale/Residential
Wichita, KS	530,000	Residential/Commercial/Wholesale
Portland, ME	40,000	Commercial/Residential

        Our monitoring facilities operate 24 hours per day, seven days a week, including all holidays. Each monitoring facility incorporates the use of communications and computer systems that route incoming alarm signals and telephone calls to operators. Each operator within a monitoring facility monitors a computer screen that presents information concerning the nature of the alarm signal, the customer whose alarm has been activated and the premises on which such alarm is located. Other non-emergency administrative signals are generated by low battery status, arming and disarming of the alarm monitoring system and test signals, and such signals are processed automatically by computer. Depending upon the type of service for which the customer has contracted, monitoring facility personnel respond to alarms by relaying information to the local fire or police departments, notifying the customer, or taking other appropriate action, such as dispatching alarm response personnel to the customer's premises where this service is available.

        All of our primary monitoring facilities are listed by Underwriters Laboratories, Inc., or UL, as protective signaling services stations. UL specifications for monitoring facilities include building integrity, back-up computer and power systems, staffing and standard operating procedures. In many jurisdictions, applicable law requires that security alarms for certain buildings be monitored by UL listed facilities. In addition, such listing is required by certain commercial customers' insurance companies as a condition to insurance coverage.

        Backup Facility.    Our backup facility is in Wichita, Kansas and is a highly secure concrete building. This fully operable resource has the ability to backup all mission critical operations normally performed at our primary monitoring center. The structure is equipped with diverse voice and data telecommunication paths, backup power which includes standby UPS, access control, video surveillance and data vaults. In addition, we have deployed hot redundancy for our entire compliment of equipment essential in the remote monitoring of security systems we offer. Furthermore, we have replicated the computer systems that are used to maintain our mission critical applications. This facility was purchased with the ability to be expanded for future internal growth and is actively used for other business related operations.

        Wholesale Monitoring.    Through our monitoring facilities in Longwood and Wichita, we provide wholesale monitoring services to independent alarm companies. Under the typical arrangement, alarm companies subcontract monitoring services to us, primarily because they cannot cost-effectively provide their own monitoring service. We may also provide billing and other services. These independent alarm companies retain ownership of monitoring contracts and are responsible for every other aspect of the relationship with customers, including field repair service.

        Customer Care Services.    Customer care personnel answer non-emergency telephone calls typically regarding service, billing and alarm activation issues. Most business-hours customer care functions are handled by our branches. During business hours, monitoring facility personnel receive inbound customer calls forwarded from branches when the latter are unable to answer within a specified number of rings. After-hours, all customer calls are forwarded to the monitoring facilities.

        Customer care personnel in our branches and in our monitoring facilities at help desks assist customers in understanding and resolving minor service and operating issues related to security systems. Branch personnel schedule technician appointments. We also operate a dedicated telesales center in Wichita to address questions that customers or potential customers have about our services, as well as to perform outbound sales and marketing activities.

        Enhanced Services.    As a means of increasing revenues and enhancing customer satisfaction, we offer customers an array of enhanced security services, including extended service protection, supervised monitoring services and telephone line security based on wireless technology. These services position us as a full service provider and give our sales representatives more features to sell in their solicitation of new customers. Enhanced services include:

  •
  Extended Service Protection, which covers the normal costs of repair of the security system during regular business hours.

  •
  Supervised Monitoring Service, which allows the alarm system to send various types of signals containing information on the use of the system, such as which users armed or disarmed the system and at what time of the day. This information is supplied to customers for use in connection with the management of their households or businesses. Supervised monitoring service can also include a daily automatic test feature.

  •
  Wireless Back-Up, which permits the alarm system to send signals over a cellular telephone or dedicated radio system in the event that regular telephone service is interrupted.

Branch Operations

        We maintain approximately fifty-five service branches in North America from which we provide field repair, customer care, alarm response and sales services, and eleven satellite locations from which we provide field repair services. Our nationwide network of branches operates in some of the largest cities in the United States and plays a critical role in enhancing customer satisfaction, reducing customer loss and building brand awareness. Repair services generate revenues primarily through billable field service calls and recurring payments under our extended service protection program. By focusing growth in targeted areas we hope to increase the density of our customer base which will permit more effective scheduling and routing of field service technicians and will create economies of scale.

Sales and Marketing

        Our current customer acquisition strategy for our North America segment relies primarily on internally generated sales. In June 2001, we notified most of our remaining domestic dealers that we were terminating our dealer arrangement with them and therefore would not be extending or renewing their contracts. The number of accounts being purchased through our dealer program decreased to 135 accounts in 2003 from 1,135 and 7,501 accounts in 2002 and 2001, respectively.

        Our internal sales program for our North America segment was started in February 2000 on a commission only basis with a goal of creating accounts at a cost lower than our external programs. In 2001, we revised and enhanced our internal sales program, and in 2002, enhanced the benefits package for our sales force. This program utilizes our existing branch infrastructure in approximately fifty-five markets. The internal sales program for our North America segment generated 50,731 accounts and 45,642 accounts in 2003 and 2002, respectively. We operate a dedicated telesales center in Wichita from which we respond to questions that customers or potential customers have about our services, support the alliance with BellSouth and provide quality control follow-up calls to customers for whom we recently provided installation or maintenance services.

        We are a partner in a marketing alliance with BellSouth to offer monitored security services to the residential, single family market and to small businesses in seventeen of the larger metropolitan markets in the nine-state BellSouth region. The marketing alliance agreement may be terminated by either party upon 180 days notice or earlier upon occurrence of certain events.

        Under this agreement, we operate as "BellSouth Security Systems from Protection One" from our branches in the nine-state BellSouth region. BellSouth provides us with information about new owners of single family residences in its territory and of transfers of existing BellSouth customers within its territory. We follow up on the information to create leads for our sales force. We also market directly to small businesses. We pay BellSouth an upfront royalty for each new contract and a recurring royalty based on a percentage of recurring charges. Approximately one-fifth of our new accounts created in 2003 and one-fourth of our new accounts created in 2002 were produced from this arrangement. Should we make an assignment for the benefit of creditors, should an order for relief under Chapter 11 of the United States Bankruptcy Code be entered by a United States Court against us or should a trustee or receiver of any substantial part of our assets be appointed by any court, or if we are in default with respect to any of the covenants relating to financial performance set forth in the 7 3/8% senior notes, BellSouth may seek to terminate the alliance, which could have a material adverse impact on our operating results and on our ability to generate new customers in this territory.

        Sales professionals are responsible for identifying new prospects and closing new sales of monitoring systems and services. The sales force also generates revenue from selling equipment upgrades and add-ons to existing customers and by competing for those customers who are terminating their relationships with our competitors.

        Our Multifamily segment utilizes a salaried and commissioned sales force to produce new accounts. Multifamily markets its services and products primarily to developers, owners and managers of apartment complexes and other multifamily dwellings. Multifamily sales and marketing activities consist of national and regional advertising, nationwide professional field sales efforts, prospective acquisition marketing efforts and professional industry-related association affiliation. Services are sold directly to the property owner, and payment is based on a monthly price on a per-unit basis. Ongoing service for the duration of the lease includes equipment, maintenance, 24-hour monitoring from our central monitoring station, customer service and individual market support. Property owner contracts generally have initial terms ranging from five to ten years in duration, and provide for automatic renewal for a fixed period (typically five years) unless Multifamily or the customer elects to cancel the contract at the end of its term.

        We continually evaluate our customer creation and marketing strategy, including evaluating each respective channel for economic returns, volume and other factors and may shift our strategy or focus, including the elimination of a particular channel.

Attrition

        Customer attrition has a direct impact on our results of operations since it affects our revenues, amortization expense and cash flow. We define attrition as a ratio, the numerator of which is the gross number of lost customer accounts for a given period, net of the adjustments described below, and the denominator of which is the average number of accounts for a given period. In some instances, we use estimates to derive attrition data. We make adjustments to lost accounts primarily for the net change, either positive or negative, in our wholesale base and for accounts which are covered under a purchase price holdback and are "put" back to the seller. We reduce the gross accounts lost during a period by the amount of the guarantee provided for in the purchase agreements with sellers. In some cases, the amount of the purchase holdback may be less than actual attrition experience. Adjustments to lost accounts for purchase holdbacks have been decreasing because we are purchasing fewer accounts in the types of transactions that create holdbacks. We do not reduce the gross accounts lost during a period by "move in" accounts, which are accounts where a new customer moves into the premises equipped with the Company's security system and vacated by a prior customer, or "competitive takeover" accounts, which are accounts where the owner of a premise monitored by a competitor requests that we provide monitoring services.

        Our actual attrition experience shows that the relationship period with any individual customer can vary significantly. Customers' service can be discontinued for a variety of reasons, including relocation, non-payment, customers' perception of value and competition. A portion of the acquired customer base can be expected to discontinue service every year. Any significant change in the pattern of our historical attrition experience would have a material effect on our results of operations.

        We monitor attrition each quarter based on an annualized and trailing twelve-month basis. This method utilizes each segment's average customer account base for the applicable period in measuring attrition. Therefore, in periods of customer account growth, customer attrition may be understated and, in periods of customer account decline, customer attrition may be overstated.

        Customer attrition by business segment for the years ended December 31, 2003, 2002 and 2001 is summarized below:

	Customer Account Attrition
	December 31, 2003		December 31, 2002		December 31, 2001
	Annualized Fourth Quarter	Trailing Twelve Month	Annualized Fourth Quarter	Trailing Twelve Month	Annualized Fourth Quarter	Trailing Twelve Month
North America(a)	10.3%	10.5%	14.0%	13.1%	22.6%	18.7%
North America, excluding wholesale(a)	14.6%	14.5%	14.2%	16.2%	26.6%	22.7%
Multifamily	6.5%	5.8%	7.2%	6.6%	7.7%	6.3%
Total Company(a)	9.1%	9.0%	11.9%	11.2%	18.5%	15.5%

(a)
Does not include the Canguard operation, which we sold in July 2002.

        Attrition decreased in our North America segment in 2003 compared to 2002 for a variety of reasons including:

  •
  a focus by our sales force on obtaining high quality customers;

  •
  an increase in the investment required by customers to purchase our systems;

  •
  an emphasis on customer service and attrition reduction by branch and monitoring center personnel; and

  •
  legal action taken against competitors who illegally solicit our customers.

Competition

        The security alarm industry is highly competitive. In North America, there are only four alarm companies that offer services across the United States with the remainder being either large regional or small, privately held alarm companies. Based on total annual revenues in 2003, we believe the top four alarm companies in North America are:

  •
  ADT Security Services, a subsidiary of Tyco International, Inc.

  •
  Brink's Home Security Inc., a subsidiary of The Brink's Company

  •
  Protection One, Inc.

  •
  Honeywell Security Monitoring, a division of Honeywell, Inc.

        Competition in the security alarm industry is based primarily on market visibility, price, reputation for quality of services and systems, services offered and the ability to identify and to solicit prospective customers as they move into homes and businesses. We believe that we compete effectively with other national, regional and local security alarm companies due to our ability to offer integrated alarm system installation, monitoring, repair and enhanced services, our reputation for reliable equipment and services, our affinity alliance with BellSouth and our prominent presence in the areas surrounding our branch offices.

Intellectual Property

        We own trademarks related to the name and logo for Protection One and Network Multifamily Security as well as a variety of trade and service marks related to individual services we provide. While we believe our trademarks and service marks and proprietary information are important to our business, other than the trademarks we own in our name and logo, we do not believe our inability to use any one of them would have a material adverse effect on our business as a whole.

Regulatory Matters

        A number of local governmental authorities have adopted or are considering various measures aimed at reducing the number of false alarms. See "Risk Factors" below. Such measures include:

  •
  permitting of individual alarm systems and the revocation of such permits following a specified number of false alarms;

  •
  imposing fines on alarm customers for false alarms;

  •
  imposing limitations on the number of times the police will respond to alarms at a particular location after a specified number of false alarms;

  •
  requiring further verification of an alarm signal before the police will respond; and

  •
  subjecting alarm monitoring companies to fines or penalties for transmitting false alarms.

        Our operations are subject to a variety of other laws, regulations, and licensing requirements of federal, state, and local authorities. In certain jurisdictions, we are required to obtain licenses or permits, to comply with standards governing employee selection and training, and to meet certain standards in the conduct of our business.

        The alarm industry is also subject to requirements imposed by various insurance, approval, listing and standards organizations. Depending upon the type of customer served, the type of security service provided, and the requirements of the applicable local governmental jurisdiction, adherence to the requirements and standards of such organizations is mandatory in some instances and voluntary in others.

        Our advertising and sales practices are regulated in the United States by both the Federal Trade Commission and state consumer protection laws. In addition, certain administrative requirements and laws of the jurisdictions in which we operate also regulate such practices. Such laws and regulations include restrictions on the manner in which we promote the sale of our security alarm systems and the obligation to provide purchasers of our alarm systems with rescission rights.

        Our alarm monitoring business utilizes wireline and wireless telephone lines and radio frequencies to transmit alarm signals. The cost of telephone lines, and the type of equipment which may be used in telephone line transmission, are currently regulated by both federal and state governments. The Federal Communications Commission and state public utilities commissions regulate the operation and utilization of radio frequencies.

Risk Management

        The nature of the services provided by Protection One potentially exposes us to greater risks of liability for employee acts or omissions, or system failure, than may be inherent in other businesses. Substantially all of our alarm monitoring agreements, and other agreements, pursuant to which we sell our products and services contain provisions limiting liability to customers in an attempt to reduce this risk.

        We carry insurance of various types, including general liability and errors and omissions insurance in amounts management considers adequate and customary for our industry and business. Our loss experience, and the loss experiences at other security service companies, may affect the availability and cost of such insurance. Some of our insurance policies, and the laws of some states, may limit or prohibit insurance coverage for punitive or certain other types of damages, or liability arising from gross negligence.

Employees

        At December 31, 2003, we had approximately 2,300 full-time employees. Our workforce is not unionized.

Access to Company Information

        We electronically file our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K with the Securities and Exchange Commission, or SEC. The SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

        We make available, free of charge, through our website at www.protectionone.com, and by responding to requests addressed to our investor relations department, our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. These reports are available as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The information contained on our website is not part of this document.

RISK FACTORS

Cautionary Statements Regarding Future Results of Operations

        You should read the following risk factors in conjunction with discussions of factors discussed elsewhere in this and other of our filings with the SEC. These cautionary statements are intended to highlight certain factors that may affect our financial condition and results of operations and are not meant to be an exhaustive discussion of risks that apply to public companies with broad operations, such as us.

Introduction

        We have reported losses for the past several years. Westar, the former owner of 88% of our common stock, has consummated the sale of its equity interest in us and the assignment of its rights and obligations in our revolving credit facility to Quadrangle. Additionally, a primary financing source has been the revolving credit facility, and additional credit available under such facility has been eliminated by, among other things, a standstill agreement executed by Quadrangle and us. We have evaluated these conditions and events in establishing our operating plans. In addition to the plans and strategies noted below, we plan to monitor carefully the level of investment in new customer accounts and to continue control of operating expenses and capital expenditures. Absent recapitalization and restructuring our debts, management believes that cash flow from operations, coupled with receipts, if any, under the tax sharing agreement and proceeds from asset sales, if any, will be insufficient to support our current debt balances, which may be accelerated as a result of the change in control, and related interest obligations. (See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.") Consummation of the sale by Westar could have a material adverse effect upon our financial position and liquidity, and we may need to restructure our indebtedness in an out-of-court proceeding and/or seek the protection of federal bankruptcy laws to reorganize. See further discussion of these and other important matters below.

The Westar sale transaction and assignment of rights and obligations under the revolving credit facility triggered an obligation to offer to repurchase our 13 5/8% senior subordinated discount notes which have outstanding principal of $29.9 million.

        As a result of the sale transaction, the indenture relating to our 13 5/8% senior subordinated discount notes requires us to give notice of our intention to repurchase the notes, which had aggregate outstanding principal of $29.9 million as of March 15, 2004, within 30 days following the date of a change in control, and to consummate the repurchase within 60 days of such notification. Under the terms of this indenture, because we have not offered to repurchase such notes, our inaction constitutes a covenant breach, which breach, if not cured within 30 days after receipt of appropriate notice, would constitute an event of default under the notes' indenture. Furthermore, upon any such event of default, the trustee or the holders of such senior subordinated discount notes may seek to exercise certain remedies available to them under the indenture governing the notes, including, without limitation, acceleration of the notes, which acceleration, if not rescinded or satisfied, would cause a cross default to be triggered under the indenture for our 8 1/8% senior subordinated notes, which had aggregate outstanding principal of $110.3 million as of March 15, 2004. If such acceleration and cross default should occur, we do not have the funds available to repay the indebtedness, and we could be forced to seek relief under the U.S. Bankruptcy Code or an out-of-court restructuring.

The Westar sale transaction and assignment of rights and obligations under the revolving credit facility triggered a change in control provision in our revolving credit facility.

        As a result of the sale transaction, the $215.5 million outstanding under the revolving credit facility is in default. We entered into a standstill agreement with Quadrangle, however, pursuant to which, among other things, Quadrangle agreed to waive the change in control default and other specified covenant breaches for a period not to exceed 90 days, and we agreed, among other things, that we could not borrow any additional amounts under the revolving credit facility. Upon the expiration of this standstill agreement, Quadrangle may exercise its rights under the Credit Facility and declare the indebtedness to be due and payable. We do not have the funds available to repay the revolving credit facility, and such non-payment would trigger a cross default under the indentures for our other publicly-held debt. If this should occur, we could be forced to seek relief under the U.S. Bankruptcy Code or an out-of-court restructuring.

Holders of our 7 3/8% senior notes and 8 1/8% senior subordinated notes may assert that Westar's sale transaction and assignment of rights and obligations under the revolving credit facility triggered the change in control provisions in those indentures.

        As a result of the sale transaction, certain holders of our 7 3/8% senior notes, which had aggregate outstanding principal of $190.9 million as of March 15, 2004, and 8 1/8% senior subordinated notes, which had aggregate outstanding principal of $110.3 million as of March 15, 2004, may assert that a change in control triggering event has occurred as defined in the respective indentures. A change of control triggering event consists of a change in control coupled with the withdrawal of the rating of the notes or two ratings downgrades by one of certain specified rating agencies provided that such withdrawal or downgrade occurs within 90 days after the date of public notice of the occurrence of a change in control or the intention to effect a change in control. Such an event would require that we repurchase the notes within 60 days of mailing such offer to repurchase at 101% of aggregate principal amount plus accrued interest. We do not have the available funds to repurchase the notes. If such a triggering event should occur, we do not have the funds available to repurchase the indebtedness, and we could be forced to seek relief under the U.S. Bankruptcy Code or an out-of-court restructuring.

A financial restructuring, whether administered though a court proceeding or out-of-court, could substantially dilute or cancel, in whole or in part, the interests of our stockholders.

        If we were to restructure or reorganize our debts or seek relief under the U.S. Bankruptcy Code, such actions could have a material adverse impact on our common stockholders as we believe they would be subordinate to our senior and subordinated debt in such proceedings.

The Westar sale transaction and assignment of rights and obligations under the revolving credit facility will force us to implement new financial and human resource systems.

        As a result of the sale transaction, we will be forced to purchase our own accounting and human resource systems and transition from the Westar systems within (i) six months from the date of close of the sale for the human resource system and (ii) 12 months from the date of close of the sale for the accounting system. We estimate the cost to replace those systems to be approximately $2.6 million. We can give no assurances that we will be able to complete such transitions in the time allotted or within our estimated costs. Failure to do so could have a material adverse impact on our financial condition and results of operations.

The Westar sale transaction and assignment of rights and obligations under the revolving credit facility was accompanied by the resignation of a majority of the members of our Board of Directors, and no new employment agreements have been entered into with executive management.

        As required by the terms of the sale transaction, five Westar-designated members of our Board of Directors resigned concurrently with the closing of the sale transaction. Another director resigned concurrently for personal reasons, leaving only three directors. Additionally, we entered into a standstill agreement with Quadrangle, which, among other things, prohibits Quadrangle from appointing directors to the Board for a period not to exceed 90 days if certain conditions are met. We can make no guarantees that we can attract additional directors to our Board. Additionally, executive management has not entered into new employment agreements with us, and upon fulfilling their minimum contractual obligations under their old agreements, may leave after six months has elapsed from the date of the change in control.

Quadrangle is our principal stockholder and can exercise a controlling influence over us.

        Quadrangle owns approximately 87% of the outstanding common stock of Protection One as of February 17, 2004. Upon the expiration of the standstill agreement, it will be able to direct the election of all of our directors and exercise a controlling influence over our business and affairs, including any determinations with respect to mergers or other business combinations involving us, appointment of our officers, our acquisition or disposition of material assets and our incurrence of indebtedness. Similarly, Quadrangle will continue to have the power to determine matters submitted to a vote of our stockholders without the consent of other stockholders, to accelerate obligations under the revolving credit facility and to take other actions that might be favorable to Quadrangle, whether or not these actions would be favorable to us or our stockholders generally.

The Westar sale transaction and assignment of rights and obligations under the revolving credit facility may cause us to focus on short term goals at the expense of long-term goals.

        As a result of the sale transaction and the possibility that we may enter into an out-of-court restructuring or seek relief under the U.S. Bankruptcy Code, we may focus on business strategies that are in the short-term best interests of us, our stockholders and our creditors but not necessarily in our collective long-term best interests. This could mean, for example, that a substantial amount of management time may be spent developing relationships with creditors and vendors instead of building the company, its business and its assets for the long-term. As a result, during this period of time, we may experience difficulty developing new long-term customers and maintaining relationships with companies with which we do business who may feel uncertain about our future ownership, management and direction. In addition, we may be unable to retain the services of some of our key employees who may also feel uncertain about our future ownership, management and direction.

We obtain administrative services from and share information technology systems with Westar Energy through our shared services agreement which, when terminated, may result in increased costs for us.

        Westar Energy provides us certain administrative services pursuant to a services agreement, which we refer to as the administrative services agreement (see Item 8, Note 6 "Related Party Transactions"), including accounting, tax, audit, human resources, legal, purchasing and facilities services. The administrative services agreement provides for continuation of the services during an agreed-upon transition period following the sale of Westar's interest in us. Our cost of obtaining these services from either a third party or by hiring sufficient staff to perform those services internally may increase and we will incur significant costs to procure and to develop replacement information technology systems.

We have a history of losses, which are likely to continue.

        We incurred net losses of $34.4 million in 2003, $880.9 million in 2002 and $86.0 million in 2001. These losses reflect the following, among other factors:

  •
  our customer base and revenues have declined since 1999;

  •
  substantial charges incurred by us for amortization of purchased customer accounts and, in 2002, an impairment charge to purchased accounts;

  •
  interest incurred on indebtedness;

  •
  expansion of our internal sales and installation efforts.

  •
  other charges required to manage operations; and

  •
  amortization of goodwill in 2001 and impairment charges for 2002.

        We will continue to incur substantial interest expense unless we significantly reduce our debt, which, absent restructuring, is unlikely given our expected cash flow. We do not expect to attain profitability in the foreseeable future unless we significantly reduce our interest expense and our amortization charges for purchased customer accounts.

We have deferred tax assets that we do not expect to be able to utilize.

        Westar Energy has in the past made payments to us for current tax benefits utilized by Westar Energy in its consolidated tax return pursuant to a tax sharing agreement, which has been an important source of liquidity for us. As a result of the sale transaction whereby Westar sold its investment in us, a substantial portion of our net deferred tax assets, which were $286.3 million at December 31, 2003, are not expected to be realizable and we are not expected to be in a position to record a tax benefit for losses incurred. We will be required to record a non-cash charge against income for the portion of our net deferred tax assets we determine not to be realizable. This charge will be material and will have a material adverse effect on our financial condition and results of operations. In addition, as a result of the sale, except for amounts owed with respect to losses we incurred prior to leaving the Westar consolidated tax group as a result of Westar selling its interest in us, we will no longer receive payments from Westar Energy. In 2003 and 2002, we received aggregate payments from Westar Energy of $20.0 million and $1.7 million, respectively. The loss of these payments will have a material adverse effect on our cash flow. There are several areas of potential dispute between us regarding Westar's obligations under the terms of the tax sharing agreement. See "Overview—Dispute regarding tax sharing payments" above.

The Westar sale transaction may adversely affect our tax position after the closing.

        If Westar does not elect to treat the sale of its equity interest in us to Quadrangle as a sale of assets, the sale of our stock will constitute a more-than-50-percent change in ownership of the Company within the meaning of Internal Revenue Code Section 382. As a result, our use of pre-closing tax losses (if any such losses are not used by the Westar consolidated tax group) and certain "built-in losses" in our assets (generally the excess of the tax basis of such assets over their fair market value) will be significantly limited after the closing of the sale transaction. Such limits will have a material adverse effect on our tax position after the closing.

        If Westar elects to treat the sale of its equity interests in us to Quadrangle as a sale of assets, the deemed sale of assets will cause a reduction in the tax basis of our assets to an amount generally equal to the deemed asset sale price. Such a reduction will be significant in amount and will have a material adverse effect on our tax position after the closing of the sale transaction.

Our debt agreements impose operational restrictions on us.

        The indentures governing our public indebtedness require us to satisfy certain financial covenants in order to borrow additional funds. The most restrictive of these covenants are set forth below:

  •
  Total debt to annualized EBITDA for the most recent quarter must be less than 6.0 to 1.0;

  •
  EBITDA to interest expense for the most recent quarter must be greater than 2.25 to 1.0; and

  •
  Senior debt to annualized EBITDA for the most recent quarter must be less than 4.0 to 1.0.

        In each case, the ratio reflects the impact of acquisitions and other capital investments for the entire period covered by the calculation. These debt instruments contain restrictions based on "EBITDA". The definition of EBITDA varies among the various indentures. EBITDA is generally derived by adding to income (loss) before income taxes, the sum of interest expense and depreciation and amortization expense. However, under the varying definitions of the indentures, additional adjustments are required. Below are the our actual ratios for the quarter ended December 31, 2003:

  •
  Total debt to annualized EBITDA was 4.1 to 1.0;

  •
  EBITDA to interest expense was 3.1 to 1.0; and

  •
  Senior debt to annualized EBITDA was 3.0 to 1.0.

        The indentures contain other covenants that impose operational restrictions on us which are not as burdensome to us as those listed above and none are based solely on credit ratings. A violation of these restrictions would result in an event of default which would allow the lenders to declare all amounts outstanding immediately due and payable.

We have a substantial amount of debt, which, among other things, could constrain our growth.

        We have, and will likely continue to have, a large amount of consolidated indebtedness. The terms of various indentures and credit agreements discussed above governing our indebtedness limit our ability to incur additional indebtedness that we might need in the future in order to fund creation of customer accounts.

        In addition, you should be aware that:

  •
  As of December 31, 2003, we had outstanding total indebtedness of $547.4 million, of which $331.9 million was long-term indebtedness. See "Risk Factors," above, for discussion regarding potential impacts on our debt from our change in control;

  •
  As of December 31, 2003 and March 15, 2004 we had $215.5 million of debt outstanding under our revolving credit facility with Quadrangle bearing interest at a weighted average floating interest rate before fees of 7.8%; and

  •
  We have not made our semi-annual interest payment on our 7 3/8% senior notes that was due February 17, 2004. Should we fail to make such payment within the 60 day grace period, this will constitute an event of default and the indebtedness under such notes could be accelerated. Additionally, this acceleration would trigger a cross default with respect to our other debt instruments.

        Our present high level of indebtedness could have negative consequences on, without limitation:

  •
  Our ability to obtain additional financing in the future for working capital, acquisitions or creation of customer accounts, capital expenditures, general corporate purposes or other purposes;

  •
  Our ability to withstand a downturn in our business or the economy generally; and

  •
  Our ability to compete against other less leveraged companies.

        As discussed in "Matters to Consider," above, our revolving credit facility is in default due to the sale by Westar of its investment in us on February 17, 2004. Furthermore, the indentures governing our debt securities require that we offer to repurchase the securities in certain circumstances following a change of control:

  •
  The 13 5/8% senior subordinated discount notes require us to make a repurchase offer at approximately 101% of principal amount, plus accrued interest, in the event of a change in control, and we have not made such an offer; and

  •
  The 7 3/8% senior notes and 8 1/8% senior subordinated notes require us to make a repurchase offer at 101% of principal amount, plus interest, in the event of a change in control coupled with the withdrawal of the rating of the notes or two ratings downgrades by one of certain specified rating agencies provided that such withdrawal or downgrade occurs within 90 days after the date of public notice of the occurrence of a change in control or the intention to effect a change in control. (See "Risk Factors" above.)

        As of December 31, 2003, we had outstanding $29.9 million principal amount of the 13 5/8% senior subordinated discount notes, $190.9 million principal amount of the 7 3/8% senior notes and $110.3 million principal amount of the 8 1/8% senior subordinated notes.

We recorded impairment charges in 2002 and additional charges may be recorded in the future.

        In the first quarter of 2002, we recorded an impairment charge to write-down goodwill and customer accounts to their estimated fair values. The amount of this charge was approximately $765.2 million, net of $190.7 million tax, of which approximately $543.6 million, net of $72.3 million tax, was related to goodwill and approximately $221.6 million, net of $118.4 million tax, was related to customer accounts. In addition, we recorded a $90.7 million impairment charge, net of $13.3 million tax, in the fourth quarter of 2002 to reflect the impairment of all remaining goodwill of our North America segment. The tax benefits from these impairments increased our deferred tax assets by $204.0 million, most of which are not expected to be realized due to Westar's sale of our common stock. For further information on these impairment charges, see Item 8, Note 14 "Impairment Charges." We have $41.8 million of goodwill associated with our Multifamily segment and $244.7 million in customer accounts recorded on our December 31, 2003 balance sheet. The remaining amount of goodwill will be required to be tested annually for impairment. We established July 1 as our annual impairment testing date. We completed our annual impairment testing during the third quarter of 2003 on our Multifamily segment and determined that no additional impairment of goodwill was required as of July 1, 2003. Our North America segment has no goodwill and, therefore, did not require testing as of July 1, 2003. No impairment charge was recorded in 2003. If we fail future impairment tests for either goodwill or customer accounts, we will be required to recognize additional impairment charges on these assets in the future. Any such impairment charges could be material.

The competitive market for the acquisition and creation of accounts may affect our future profitability.

        Prior to 2000, we grew very rapidly by acquiring portfolios of alarm monitoring accounts through acquisitions and dealer purchases. Our current strategy is to reduce the cost of acquiring new accounts by utilizing other customer account acquisition channels such as our internal sales force augmented by traditional marketing support. We compete with major companies, some of which have greater financial resources than we do, or which may be willing to offer higher prices than us to purchase customer accounts or to increase the amount of investment to create a new customer. The effect of competition may be to reduce the purchase opportunities available to us, or to increase the price we pay for or invest in customer accounts, which could have a material adverse effect on our return on investment in such accounts, and on our results of operations, financial condition and ability to service debt.

        Should we seek debt relief either under the U.S. Bankruptcy Code or by way of an out-of-court restructuring, we expect our competitors to use our actions to their advantage in competing against us for residential and, in particular, commercial sales. Homeowners and businesses that might have contracted with us may be unwilling to do so while we are restructuring our debts.

We lose some of our customers over time, and the loss of customers may increase if we restructure.

        We experience the loss of accounts as a result of, among other factors:

  •
  relocation of customers;

  •
  adverse financial and economic conditions;

  •
  the customers' perception of value; and

  •
  competition from other alarm service companies.

        We may experience the loss of newly acquired or created accounts to the extent we do not integrate or adequately service those accounts. Because some acquired accounts are prepaid on an annual, semiannual or quarterly basis, customer loss may not become evident for some time after an acquisition is consummated. An increase in the rate of customer loss could have a material adverse effect on our results of operations and financial condition.

        During 2003 our focus on strengthening our operations resulted in a net loss of 25,378 customers or a 2.4% decrease in our customer base from January 1, 2003. During 2002, our change in focus from growth to strengthening our operations, resulted in a net loss of 59,625 customers or a 5.3% decrease in our customer base from January 1, 2002. While our attrition rate is decreasing, we continue to lose customers at a faster rate than our rate of adding customers. Some of the reasons for the decrease in attrition in 2003 are discussed in "Business—Attrition," above. The net loss of customers was the primary cause of our decline in monitoring and related service revenues in the North America segment of $13.9 million in 2003 and $47.5 million in 2002. We expect this trend will continue until the efforts we are making to acquire new accounts and further reduce our rate of attrition become more successful than they have been to date. Until we are able to reverse this trend, net losses of customer accounts will materially and adversely affect our business, financial condition and results of operations.

        Should we seek debt relief either under the U.S. Bankruptcy Code or by way of an out-of-court restructuring, we expect to experience higher attrition from customers unwilling to continue relying on us to provide security monitoring services even though we do not expect our capabilities to provide such services to be affected.

Our customer acquisition strategies may not be successful which would adversely affect our business.

        The customer account acquisition strategy we are now employing relies primarily on our internal sales force and making alliances such as our strategic alliance with BellSouth. We have changed our acquisition strategy several times over the past few years attempting to decrease the cost of adding customers and to decrease the rate of attrition from new accounts. While our present strategy resulted in some improvement in 2003, there can be no assurance that this strategy will be successful. If the strategy is not successful, our customer base could continue to decline. If successful, the selling costs related to this strategy will increase our expenses and uses of cash. Failure to economically replace customers lost through attrition or increased cash needs could have a material adverse effect on our business, financial condition, results of operations and ability to service debt obligations.

        Should we make an assignment for the benefit of creditors, should an order for relief under Chapter 11 of the United States Bankruptcy Code be entered by a United States Court against us or should a trustee or receiver of any substantial part of our assets be appointed by any court, or if we are in default with respect to any of the covenants relating to financial performance set forth in the 7 3/8% senior notes, BellSouth may seek to terminate their alliance with us, which could have a material adverse impact on our operating results.

Increased adoption of non-response or verification-required policies by police departments may adversely affect our business.

        As noted under "Regulatory Matters" above, an increasing number of local governmental authorities have adopted, or are considering the adoption of laws, regulations or policies aimed at reducing the perceived costs to municipalities of responding to false alarm signals. Such initiatives could increase the costs of providing our services, and consequently lead to less demand for alarm monitoring services in general and increase our attrition. Additionally, we will incur greater costs in monitoring, evaluating and attempting to effect the outcome of these initiatives.

A restructuring under the U.S. Bankruptcy Code may affect our ability to maintain, renew or obtain licenses required under state and local regulations.

        We hold numerous state and local licenses and permits for the conduct of our business. Should we become involved in a proceeding under the U.S. Bankruptcy Code, our ability to maintain and renew such licenses and permits could be impaired if governmental authorities seek to terminate such licenses and permits, which could materially and adversely affect our operations.

Declines in new construction of multifamily dwellings may affect our sales in this marketplace.

        Demand for alarm monitoring services in the multifamily alarm monitoring market is primarily tied to the construction of new multifamily structures. We believe that developers of multifamily dwellings view the provision of alarm monitoring services as an added feature that can be used in marketing newly developed condominiums, apartments and other multifamily structures. Accordingly, we anticipate that the growth in the multifamily alarm monitoring market will continue so long as there is a demand for new multifamily dwellings. However, the real estate market in general is cyclical and, in the event of a decline in the market for new multifamily dwellings, it is likely that demand for our alarm monitoring services to multifamily dwellings would also decline, which could negatively impact our results of operations.

We are susceptible to macroeconomic downturns which may negatively impact our results of operations.

        Like other businesses, we are susceptible to macroeconomic downturns in the United States or abroad that may affect the general economic climate and our performance or that of our customers. Similarly, the price of our securities is subject to volatility due to fluctuations in general market conditions, differences in our results of operations from estimates and projections generated by the investment community and other factors beyond our control.

ITEM 2.    PROPERTIES

        We maintain our executive offices at 818 S. Kansas Avenue, Topeka, Kansas 66612. We operate primarily from the following facilities, although we also lease office space for our approximately fifty-five service branch offices and eleven satellite branches.

Location	Size (sq. ft.)	Lease/Own	Principal Purpose
Irving, TX	53,750	Lease	Multifamily monitoring facility/administrative headquarters/corporate legal center
Longwood, FL	11,020	Lease	Monitoring facility/administrative functions
Portland, ME	9,000	Lease	Monitoring facility/local branch
Topeka, KS	17,703	Lease	Financial/administrative headquarters
Wichita, KS	50,000	Own	Monitoring facility/administrative functions
Wichita, KS	140,000	Own	Backup monitoring center/administrative functions

ITEM 3.    LEGAL PROCEEDINGS

        Information on our legal proceedings is set forth in Item 8, Note 12 "Commitments and Contingencies" and Note 15 "Subsequent Events" of the Notes to Consolidated Financial Statements, which are incorporated herein by reference.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

        No matters were submitted to Protection One's stockholders during the fourth quarter of 2003.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Price Information

        Our common stock was listed on the New York Stock Exchange under the symbol "POI" until the fourth quarter of 2003. Because our stock was trading below $1, we did not meet listing requirements of the New York Stock Exchange. Since December 4, 2003, our stock has traded on the OTC Bulletin Board under the symbol "POIX". The table below sets forth for each of the calendar quarters indicated, the high and low sales prices per share of our common stock, as reported by the New York Stock Exchange and the OTC bulletin board, as applicable. All prices are as reported by the National Quotation Bureau, Incorporated.

	High	Low
2002:
First Quarter	$2.80	$2.05
Second Quarter	3.32	2.25
Third Quarter	3.10	2.46
Fourth Quarter	2.82	1.94
2003:
First Quarter	$2.01	$1.25
Second Quarter	1.59	0.98
Third Quarter	1.02	0.73
Fourth Quarter	1.17	0.15

Dividend Information

        Holders of Protection One common stock are entitled to receive only dividends declared by the Board of Directors from funds legally available for dividends to stockholders.

        Other than a $7.00 cash distribution paid to holders of record of Protection One common stock as of November 24, 1997, to holders of outstanding options to purchase Protection One common stock and to holders of warrants exercisable for Protection One common stock, all in connection with the combination of Protection One's and Westar Energy's security businesses in November 1997, Protection One has never paid any cash dividends on its common stock and does not intend to pay any cash dividends in the foreseeable future. The indentures governing the 8 1/8% senior subordinated notes due in 2009, the 13 5/8% senior subordinated discount notes due in 2005 and the credit agreement relating to the revolving credit facility restrict Protection One Alarm Monitoring's ability to pay dividends or to make other distributions to its corporate parent. Consequently, these agreements restrict our ability to declare or pay any dividend on, or make any other distribution in respect of, our capital stock.

Number of Stockholders

        As of March 15, 2004, there were approximately 128 stockholders of record who held shares of our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

        The information called for by the item relating to "Securities Authorized for Issuance Under Equity Compensation Plans" is set forth under that heading in Item 12, "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.

ITEM 6.    SELECTED FINANCIAL DATA

        The selected consolidated financial data set forth below should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited consolidated financial statements and notes to the financial statements of Protection One, which can be found in Item 8. All amounts are in thousands, except per share and customer data, unless otherwise noted.

	SELECTED CONSOLIDATED FINANCIAL DATA
	Year ended December 31, 2003	Year ended December 31, 2002	Year ended December 31, 2001	Year ended December 31, 2000(a)	Year ended December 31, 1999(a)
	(amounts in thousands, except for per share and customer data)
Statements of operations data
Revenues	$277,085	$290,580	$332,846	$423,489	$591,032
Cost of revenues	102,205	113,158	119,074	147,036	176,166

Gross profit	174,880	177,422	213,772	276,453	414,866
Selling, general and administrative expenses	109,261	112,984	126,012	140,208	215,163
Amortization of intangibles and depreciation expense(b)	80,252	82,440	195,773	217,995	230,228
Other charges:
Loss on impairment of customer accounts(b)	—	338,104	—	—	—
Loss on impairment of goodwill(b)	—	103,937	—	—	—

Operating loss(b)	(14,633)	(460,043)	(108,013)	(81,750)	(30,525)
Interest expense	(40,101)	(43,023)	(51,737)	(60,353)	(87,065)
Gain (loss) on retirement of debt	—	19,337	53,043	75,804	(2,601)
Other income	2,829	602	125	297	12,869

Loss from continuing operations before income taxes(b)	(51,905)	(483,127)	(106,582)	(66,002)	(107,322)
Income tax benefit(b)	17,494	148,852	21,572	9,567	28,020

Loss from continuing operations before accounting change(b)	(34,411)	(334,275)	(85,010)	(56,435)	(79,302)
Loss from discontinued operations, net of taxes	—	(2,967)	(1,038)	(736)	(1,434)
Cumulative effect of accounting change, net of taxes
Continuing operations(b)	—	(541,330)	—	—	—
Discontinued operations(b)	—	(2,283)	—	—	—

Net loss(b)	$(34,411)	$(880,855)	$(86,048)	$(57,171)	$(80,736)

Net loss per share of common stock	$(0.35)	$(8.98)	$(0.82)	$(0.45)	$(0.64)

Weighted average number of shares of common stock outstanding	98,129,343	98,071,206	105,458,601	126,550,059	126,889,802

Consolidated balance sheet data
Working capital deficit	$(148,957)	$(12,071)	$(2,834)	$(27,864)	$(27,572)
Customer accounts, net	244,744	312,785	719,679	863,961	1,104,081
Goodwill, net (b)	41,847	41,847	763,449	823,663	1,049,996
Total assets	809,022	837,572	1,748,938	1,930,127	2,512,558
Long term debt, including capital leases, net of current portion	331,874	547,798	584,115	637,181	1,077,152
Total stockholders' equity	146,174	168,147	1,061,776	1,177,455	1,216,920
Other operating data
Number of customers at end of period	1,048,320	1,073,698	1,133,323	1,330,980	1,584,445
Cash flows provided by operations	59,035	43,391	36,811	99,402	93,448
Cash flows provided by (used in) investment activities	(27,471)	(20,943)	(7,724)	120,191	(273,892)
Cash flows provided by (used in) financing activities	1,865	(24,950)	(27,879)	(223,764)	177,161

(a)
Includes results of the European segment (that was acquired between May and September 1998 and sold to Westar Industries on February 29, 2000) for the period it was owned by us.

(b)
See Item 8, Note 14 "Impairment Charges" for a discussion of impairment charges taken in 2002 and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Impairment Charges" for discussion of impairment charges to goodwill and customer accounts taken in 2002. See Item 8, Note 8 "Income Taxes" for a discussion of income tax treatment.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

        In this section we explain our general financial condition and operating results, including:

  •
  what factors impact our business;

  •
  what our earnings and costs were in 2003, 2002, and 2001;

  •
  why these earnings and costs differed from year to year;

  •
  how our earnings and costs affect our overall financial condition;

  •
  what we expect our capital expenditures to be for the years 2004 through 2006;

  •
  how we plan to pay for these future capital expenditures; and

  •
  other items that materially affect our financial condition, liquidity or earnings.

        As you read this section, please refer to our Consolidated Statements of Operations and Comprehensive Loss and accompanying notes found in Item 8. These statements show our operating results for 2003, 2002 and 2001. In this section, we analyze and explain the significant annual changes of specific line items in the Consolidated Statements of Operations and Comprehensive Loss. We also suggest you read Item 1, "Business—Risk Factors" which will help your understanding of our financial condition, liquidity and operations, including our concerns over the impact of the disposition by Westar Industries of its ownership interest in us and its assignment of its rights and obligations as the lender under the revolving credit facility.

Business Structure

        Protection One is a leading provider of property monitoring services, providing electronic monitoring and maintenance of alarm systems to approximately 1.0 million customers as of December 31, 2003. Our revenues are generated primarily from recurring monthly payments for monitoring and maintaining the alarm systems that are installed in our customers' homes and businesses. We provide our services to single family residential, commercial, wholesale and multifamily residential customers.

        Our company is divided into two business segments:

        Protection One North America, which we refer to as North America, generated approximately $239.0 million, or 86.3% of our revenues in 2003 and is comprised of our retail alarm monitoring business, which serves residential and commercial customers directly, and our wholesale monitoring business, which provides alarm monitoring services to independent alarm companies.

        Network Multifamily, which we refer to as Multifamily, generated approximately $38.1 million, or 13.7% of our revenues in 2003 and is comprised of our alarm monitoring business servicing apartments, condominiums and other multifamily dwellings.

Important Matters

        We continue to face liquidity problems caused by our significant debt burden and continuing net losses. Absent recapitalization and restructuring our debts, management believes our projected cash flow will be insufficient to support our current debt balances, which may be accelerated or which we are required to offer to repurchase as a result of the change in control, and related interest obligations. Our independent public accountants included in their report on our consolidated financial statements for the fiscal year ended December 31, 2003 explanatory language that describes the significant uncertainty about our ability to continue as a going concern due to recurring losses from operations, deficiency in working capital, inability to obtain ongoing financing and breach of covenants on outstanding debt subsequent to year end.

        We have retained Houlihan Lokey Howard & Zukin Capital as our financial advisor and have begun preliminary discussions regarding a proposed restructuring with Quadrangle and its affiliates, the lenders under our revolving credit facility, and certain holders of our publicly-held debt. If an agreement with such parties is reached, a resulting restructuring plan may be presented for judicial approval under Chapter 11 of the U.S. Bankruptcy Code, which provides for companies to reorganize and continue to operate as going concerns. Discussions with Quadrangle and other debt holders are in the preliminary stages, and there can be no assurance that an agreement regarding financial restructuring will be reached or what other actions we may need to take, including selling assets, to meet our liquidity needs.

        Our operating strategy continues to be to improve returns on invested capital by realizing economies of scale from increasing customer density in the largest urban markets in North America. We plan to accomplish this goal by: (i) retaining our customers by providing superior customer service from our monitoring facilities and our branches; and (ii) using our national presence, strategic alliances, such as our alliance with BellSouth, and strong local operations to persuade the most desirable residential and commercial prospects to enter into long term agreements with us on terms that permit us to achieve appropriate returns on capital.

        As part of the restructuring initiative, we have deferred payment of the semi-annual interest payment that was due on February 17, 2004, on the outstanding $190.9 million aggregate principal amount of our 7 3/8% senior notes. If we do not make this interest payment within the 60-day interest payment grace period available under the 7 3/8% senior notes, the trustee or the holders of such senior notes may seek to exercise certain remedies available to them under the indenture governing the notes, including, without limitation, acceleration of the indebtedness, which acceleration, if not rescinded or satisfied, would cause cross defaults under our other debt instruments. If such acceleration should occur, we do not have the funds available to repay the indebtedness, and we could be forced to seek relief under the U.S. Bankruptcy Code or an out-of-court restructuring.

        In addition, as a result of Westar's sale of its interests in us, the indenture relating to our 13 5/8% senior subordinated discount notes requires us to give notice of our intention to repurchase the notes, which had aggregate outstanding principal of $29.9 million as of March 15, 2004, within 30 days following the date of a change in control, and to consummate the repurchase within 60 days of such notification. We have not given notice of our intention to repurchase these notes, and this inaction constitutes a covenant breach under the notes' indenture, which breach, if not cured within 30 days after receipt of appropriate notice, would constitute an event of default under the indenture. Furthermore, upon any such event of default, the trustee or the holders of such senior subordinated discount notes may seek to exercise certain remedies available to them under the indenture governing the notes, including, without limitation, acceleration of the notes, which acceleration, if not rescinded or satisfied, would cause a cross default to be triggered under the indenture for our 8 1/8% senior subordinated notes, which had aggregate outstanding principal of $110.3 million as of March 15, 2004. If such acceleration and cross default should occur, we do not have the funds available to repay the indebtedness, and we could be forced to seek relief under the U.S. Bankruptcy Code or an out-of-court restructuring.

        Furthermore, as a result of the Westar's sale of its interest in us, the $215.5 million outstanding under the revolving credit facility is in default. We entered into a standstill agreement with Quadrangle, pursuant to which, among other things, Quadrangle agreed to waive the change in control default and other specified covenant breaches for a period not to exceed 90 days, and we agreed that we could not borrow any additional amounts under the revolving credit facility. Upon the expiration or termination of this standstill agreement, Quadrangle may exercise its rights under the revolving credit facility and declare the indebtedness to be due and payable. Furthermore, acceleration of our revolving credit facility, if not rescinded or satisfied, would cause cross defaults under our other debt instruments. If such acceleration should occur, we would not have the funds available to repay the indebtedness, and we could be forced to seek relief under the U.S. Bankruptcy Code or an out-of-court restructuring.

        Stockholders and other security holders or buyers of our securities or our other creditors should not assume that material events subsequent to the date of this Form 10-K have not occurred. If we seek an out-of-court restructuring, there can be no assurances as to whether or not such restructuring would be successful.

        See also Item 1, "Risk Factors," Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources," Item 8, Note 5 "Long-Term Debt," Item 8, Note 12 "Commitments and Contingencies," Item 8, Note 15 "Subsequent Events" and Item 8, Note 17 "Going Concern and Management's Plans" for further discussion.

Summary of Other Significant Activities

        Net Loss.    We incurred a net loss of $34.4 million in 2003. This net loss is a result of the continuing decline in our revenues caused by our declining North America account base, expansion of our efforts to create new customer accounts through internal efforts which increase our selling expense, substantial charges incurred by us for amortization of customer accounts and interest incurred on indebtedness. We do not expect to attain earnings in the foreseeable future unless we significantly reduce our interest expense and our amortization charges for purchased customer accounts.

        Payment of Transaction-Related Bonuses and fees.    In order to retain the services of numerous employees who, as a result of Westar Energy's announcement of its intent to dispose of its ownership interest in us, may have felt uncertain about our future ownership, management and direction, we entered into retention and severance arrangements with approximately 190 employees to provide incentives for these employees to remain with us through the sales process. On October 31, 2003, we paid approximately $5.1 million to those employees who fulfilled their obligation related to the retention agreement. Additional severance amounts of approximately $11.0 million may also be paid under these arrangements to those employees, if any, who are terminated within a defined period following the change in control which occurred on February 17, 2004. No significant amounts have been expensed relating to the severance arrangements.

        Upon the change in control in February 2004, an additional $11.0 million was paid to executive management and customary fees and expenses of $3.5 million were paid to the financial advisor to our Special Committee of the Board of Directors. As of December 31, 2003, no amounts had been expensed relating to these additional payments to key employees or to the financial advisor to our Special Committee. As of December 31, 2003, we had expensed approximately $1.2 million for legal and other professional fees related to the change in control. In addition, in February 2004 we recorded an expense of $1.6 million for director and officer insurance coverage that lapsed upon the change in control.

        Amendment to Credit Agreement with Westar Industries.    In June 2003, we entered into two separate amendments to the revolving credit facility with Westar Industries. The Thirteenth Amendment decreased the maximum capacity of the revolving credit facility from $280 million to $228.4 million. Accordingly, Westar Industries refunded approximately $0.5 million to us in amendment fees. The Fourteenth Amendment to the revolving credit facility, among other things, extended the maturity date of the revolving credit facility to January 5, 2005 and increased the applicable borrowing rate on Eurodollar borrowings from LIBOR plus 3.75% to LIBOR plus 5.00%. In June 2003, we paid an amendment fee to Westar Industries of approximately $0.5 million. At March 15, 2004, we had outstanding borrowings of $215.5 million. Under the terms of the standstill agreement with Quadrangle, however, we cannot borrow additional funds under the revolving credit facility.

        The revolving credit facility has been reflected as a current liability based on Westar's stated intent to dispose of its interest in us. As described in Note 15 "Subsequent Events" to the Consolidated Financial Statements, a change in control has occurred subsequent to year-end.

        Estimated Lives of Customer Accounts Changed Based on Customer Account Lifing Study Results.    The results of a lifing study performed by a third party appraisal firm in the first quarter of 2002 showed a deterioration in the average remaining life of customer accounts. The report showed our North America customer pool can expect a declining revenue stream over the next 30 years with an estimated average remaining life of 9 years. Our Multifamily pool can expect a declining revenue stream over the next 30 years with an estimated average remaining life of 10 years. Taking into account the results of the lifing study and the inherent expected declining revenue streams for North America and Multifamily, in particular during the first five years, we adjusted the amortization of customer accounts for our North America and Multifamily customer pools to better match the rate and period of amortization expense with the expected decline in revenues. In the first quarter of 2002, we changed the amortization rate for our North America pool to a 10-year 135% declining balance method from a 10-year 130% declining balance method. The change to this 10 year 135% accelerated method provides for a better matching to the declining revenue stream, in particular during the first five years, when the year over year decline is greatest and a significant portion of the revenue stream is expected to be received. For the Multifamily pool we will continue to amortize on a straight-line basis, utilizing a shorter nine year life. The change to the nine year life straight-line method provides for a better matching to the declining revenue stream, in particular during the first five years, when the decline is greatest and a significant portion of the revenue stream is expected to be received. We accounted for these amortization changes prospectively beginning January 1, 2002, as a change in estimate. These changes in estimates increased amortization expense for the year ended December 31, 2002 on a pre-tax basis by approximately $1.3 million and on an after tax basis by approximately $0.8 million. The change in estimate had no significant impact on reported earnings per share.

        Securities and Exchange Commission Inquiry.    We, Westar Energy and its former independent auditor, Arthur Andersen LLP, have been advised by the Staff of the Securities and Exchange Commission that the Staff will be inquiring into the practices of Westar Energy with respect to the restatement of its first and second quarter 2002 financial statements announced in November 2002 and the related announcement that the 2000 and 2001 financial statements of Protection One and Westar Energy would be reaudited. We have cooperated with the Staff in connection with their inquiry.

        Extinguishment of Debt.    During 2003, we retired at face value $9.7 million of our bonds that matured. During 2002, we acquired $103.2 million of our bonds for $83.2 million resulting in a gain of $19.3 million. See Item 8, Note 6 "Related Party Transactions" for further discussion.

        Recurring Monthly Revenue.    At various times during each year, we measure all of the monthly revenue we are entitled to receive under contracts with customers in effect at the end of the period. Our computation of recurring monthly revenue, or RMR, may not be comparable to other similarly titled measures of other companies, and recurring monthly revenue should not be viewed by investors as an alternative to actual monthly revenue, as determined in accordance with generally accepted accounting principles.

        We had approximately $20.1 million, $21.0 million and $22.9 million of recurring monthly revenue as of December 31, 2003, 2002, and 2001 respectively. The slowing rate of decrease reflects our net loss of 25,378 customers during 2003 compared to a net loss of 59,625 customers during 2002. We expect this trend will continue until the efforts we are making to acquire new accounts and to reduce our rate of attrition become more successful than they have been to date. Until we are able to reverse this trend, net losses of customer accounts will materially and adversely affect our business, financial condition and results of operations.

        We believe the presentation of recurring monthly revenue is useful to investors because the measure is used by investors and lenders to value companies such as ours with recurring revenue streams. Management monitors recurring monthly revenue, among other things, to evaluate our ongoing performance. The table below reconciles our recurring monthly revenue to revenues reflected on our consolidated statements of operations.

	Years Ended December 31,
	2003	2002	2001
	(in millions)
Recurring Monthly Revenue at 12/31	$20.1	$21.0	$22.9
Amounts excluded from RMR:
Amortization of deferred revenue	0.6	0.4	0.1
Other revenues(a)	2.1	2.6	3.0

Revenues (GAAP basis):
December	22.8	24.0	26.0
January - November	254.3	266.6	306.8

January - December	$277.1	$290.6	$332.8

(a)
Revenues that are not pursuant to monthly contractual billings.

        Our recurring monthly revenue includes amounts billable to customers with past due balances that we believe are collectible. We seek to preserve the revenue stream associated with each customer contract, primarily to maximize our return on the investment we made to generate each contract. As a result, we actively work to collect amounts owed to us and to retain the customer at the same time. In some instances, we may allow up to six months to collect past due amounts, while evaluating the ongoing customer relationship. After we have made every reasonable effort to collect past due balances, we will disconnect the customer and include the loss in attrition calculations.

        The following table identifies RMR by segment and in total for the years indicated.

	Year ended December 31, 2003			Year ended December 31, 2002
	North America	Multi family	Total	North America	Multi family	Total
	(in thousands)			(in thousands)
Beginning RMR balance(a)	$18,239	$2,798	$21,037	$20,069	$2,840	$22,909
RMR retail additions	1,656	286	1,942	1,588	307	1,895
RMR retail losses	(2,684)	(250)	(2,934)	(3,438)	(349)	(3,787)
Net change in wholesale RMR	44	—	44	20	—	20

Ending RMR balance	$17,255	$2,834	$20,089	$18,239	$2,798	$21,037

(a)
Beginning RMR balance includes $806 and $786 wholesale customer RMR for 2003 and 2002, respectively, in both the North America segment and in total. Our Multifamily segment RMR does not contain wholesale customers.

        The table below reconciles our recurring monthly revenue by segment to revenues reflected in our segment results of operations.

	Years Ended December 31,
	2003		2002
	North America	Multi- family	North America	Multi- family
	(in millions)
Recurring Monthly Revenue at 12/31	$17.3	$2.8	$18.2	$2.8
Amounts excluded from RMR:
Amortization of deferred revenue	0.5	0.1	0.3	0.1
Other revenues(a)	1.8	0.3	2.4	0.2

Revenues (GAAP basis):
December	19.6	3.2	20.9	3.1
January - November	219.4	34.9	231.6	35.0

January - December	$239.0	$38.1	$252.5	$38.1

(a)
Revenues that are not pursuant to monthly contractual billings.

        Customer Creation and Marketing.    Our current customer acquisition strategy for our North America segment relies primarily on internally generated sales. In June 2001, we notified most of our remaining domestic dealers that we were terminating our dealer arrangements with them and therefore would not be extending or renewing their contracts. The number of accounts purchased through our dealer program decreased to 135 in 2003 from 1,135 in 2002. We added 315 accounts from acquisitions in 2003. We currently have a salaried and commissioned sales force that utilizes our existing branch infrastructure in approximately fifty-five markets. The internal sales program generated 50,731 accounts and 45,642 accounts in 2003 and 2002, respectively. Our Multifamily segment also utilizes a salaried and commissioned sales force to produce new accounts. We are susceptible to macroeconomic downturns that may affect our ability to attract new customers.

	Year Ended December 31,
	2003	2002
North America Segment(1):
Customer additions	51,181	46,777
Customer losses	(82,476)	(109,765)

Net decrease in account base	(31,295)	(62,988)

RMR additions	$1,638,275	$1,696,031
RMR losses	$(2,622,938)	$(3,525,336)

Net decrease in RMR	$(984,663)	$(1,829,305)

Multifamily Segment(2):
Customer additions	25,045	24,929
Customer losses	(19,128)	(21,566)

Net increase in account base	5,917	3,363

RMR additions	$286,643	$306,388
RMR losses	$(249,739)	$(349,161)

Net increase (decrease) in RMR	$36,904	$(42,773)

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

        We are a partner in a marketing alliance with BellSouth to offer monitored security services to the residential, single family market and to small businesses in seventeen of the larger metropolitan markets in the nine-state BellSouth region. The marketing alliance agreement provides that it may be terminated by either party upon 180 days notice or earlier upon occurrence of certain events. Should we make an assignment for the benefit of creditors, should an order for relief under the U. S. Bankruptcy Code be entered by a United States Court against us or should a trustee or receiver of any substantial part of our assets be appointed by any court, or if we are in default with respect to any of the covenants relating to financial performance set forth in the 7 3/8% senior notes, BellSouth may seek to terminate the alliance which could have a material adverse impact on our operating results. Under this agreement, we operate as "BellSouth Security Systems from Protection One" from our branches in the nine-state BellSouth region. BellSouth provides us with leads of new owners of single family residences in its territory and of transfers of existing BellSouth customers within its territory. We follow up on the leads and attempt to persuade them to become customers of our monitored security services. We also market directly to small businesses. We pay BellSouth an upfront royalty for each new contract and a recurring royalty based on a percentage of recurring charges. Approximately one-fifth of our new accounts created in 2003 and one-fourth of our new accounts created in 2002 were produced from this arrangement. Termination of this agreement could have an adverse affect on our ability to generate new customers in this territory.

        We continually evaluate our customer creation and marketing strategy, including evaluating each respective channel for economic returns, volume and other factors and may shift our strategy or focus, including the elimination of a particular channel.

        Attrition.    Customer attrition has a direct impact on our results of operations since it affects our revenues, amortization expense and cash flow. We define attrition as a ratio, the numerator of which is the gross number of lost customer accounts for a given period, net of the adjustments described below, and the denominator of which is the average number of accounts for a given period. In some instances, we use estimates to derive attrition data. We make adjustments to lost accounts primarily for the net change, either positive or negative, in our wholesale base and for accounts which are covered under a purchase price holdback and are "put" back to the seller. We reduce the gross accounts lost during a period by the amount of the guarantee provided for in the purchase agreements with sellers. In some cases, the amount of the purchase holdback may be less than actual attrition experience. We do not reduce the gross accounts lost during a period by "move in" accounts, which are accounts where a new customer moves into a home installed with our security system and vacated by a prior customer, or "competitive takeover" accounts, which are accounts where the owner of a residence monitored by a competitor requests that we provide monitoring services.

        Our actual attrition experience shows that the relationship period with any individual customer can vary significantly. Customers' service can be discontinued for a variety of reasons, including relocation, non-payment, customers' perception of value and competition. A portion of the acquired customer base can be expected to discontinue service every year. We are susceptible to macroeconomic downturns that may affect our ability to retain our customers. Any significant change in the pattern of our historical attrition experience would have a material effect on our results of operations.

        We monitor attrition each quarter based on a quarterly annualized and trailing twelve-month basis. This method utilizes each segment's average customer account base for the applicable period in measuring attrition. Therefore, in periods of customer account growth, customer attrition may be understated and in periods of customer account decline, customer attrition may be overstated. See Item 1 "Business—Attrition" for a comparison of our attrition rates over the past three years.

        For the period ended December 31, 2003, our total company quarterly annualized and trailing twelve month attrition rates were 9.1% and 9.0%, respectively. The table below shows the change in our total company customer base including customer additions and attritions from 2003 to 2001. The "Conversion adjustments" line item reflects the impact on the calculation of our customer base from the conversion of our Wichita, Hagerstown, Beaverton and Irving monitoring and billing systems to one technology platform, MAS®.

	Year Ended December 31,
	2003	2002(1)	2001(1)
Beginning Balance, January 1	1,073,698	1,133,323	1,330,980
Additions	76,226	71,706	84,892
Conversion adjustments	—	—	(62,443)
Customer losses from dispositions	—	(1,362)	(12,612)
Customer losses not guaranteed with holdback put backs	(95,905)	(123,426)	(190,723)
Customer losses guaranteed with holdback put backs and other	(5,699)	(6,543)	(16,771)

Ending Balance, December 31,	1,048,320	1,073,698	1,133,323

(1)
Excludes customer base from our Canadian operations which were sold in June 2002.

        Should we seek debt relief either under the U.S. Bankruptcy Code or by way of an out-of-court restructuring, we expect to experience higher attrition from customers unwilling to continue relying on us to provide security monitoring services even though we do not expect our capabilities to provide such services to be affected.

        Impairment Charges.    Effective January 1, 2002, we adopted the new accounting standards SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets," and SFAS No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets." SFAS No. 142 established new standards for accounting for goodwill. SFAS No. 142 continues to require the recognition of goodwill as an asset, but discontinued amortization of goodwill. In addition, annual impairment tests must be performed using a fair-value based approach as opposed to an undiscounted cash flow approach required under prior standards. The completion of the impairment test by us, based upon a valuation performed by an independent appraisal firm, as of January 1, 2002, indicated that the carrying value of goodwill had been impaired.

        SFAS No. 144 established a new approach to determining whether our customer account asset was impaired. The approach no longer permitted us to evaluate our customer account asset for impairment based on the net undiscounted cash flow stream obtained over the remaining life of goodwill associated with the customer accounts being evaluated. Rather, the cash flow stream used under SFAS No. 144 was limited to future estimated undiscounted cash flows from assets in the asset group, which include customer accounts, the primary asset of the reporting unit, plus an estimated amount for the sale of the remaining assets within the asset group (including goodwill). If the undiscounted cash flow stream from the asset group was less than the combined book value of the asset group, then we were required to mark the customer account asset down to fair value, by way of recording an impairment, to the extent fair value was less than our book value. To the extent net book value was less than fair value, no impairment would be recorded.

        SFAS No. 144 substantially reduced the net undiscounted cash flows used for customer account impairment evaluation purposes as compared to the previous accounting standards. The undiscounted cash flow stream was reduced from the 16 year remaining life of the goodwill to the 9 year remaining life of customer accounts for impairment evaluation purposes. Using these guidelines, we determined that there was an indication of impairment of the carrying value of the customer accounts and an impairment charge was recorded as discussed below.

        To implement the standards, we engaged an independent appraisal firm to help us estimate the fair values of goodwill and customer accounts. Based on this analysis, we recorded a net charge of approximately $765.2 million in the first quarter of 2002. The charge is detailed as follows:

	Goodwill	Customer Accounts	Total
	(in millions)
North America Segment:
Impairment charge—continuing operations	$509.4	$338.1	$847.5
Impairment charge—discontinued operations	2.3	1.9	4.2
Estimated income tax benefit	(65.1)	(118.4)	(183.5)

Net charge	$446.6	$221.6	$668.2

Multifamily Segment:
Impairment charge	$104.2	$—	$104.2
Estimated income tax benefit	(7.2)	—	(7.2)

Net charge	$97.0	$—	$97.0

Total Company:
Impairment charge	$615.9	$340.0	$955.9
Estimated income tax benefit	(72.3)	(118.4)	(190.7)

Net charge	$543.6	$221.6	$765.2

        The impairment charge for goodwill is reflected in the consolidated statements of operations as a cumulative effect of a change in accounting principle. The impairment charge for customer accounts is reflected in the consolidated statements of operations as an operating cost. These impairment charges reduced the recorded value of these assets to their estimated fair values at January 1, 2002.

        Another impairment test was completed by us as of July 1, 2002 (the date selected for our annual impairment test), with the independent appraisal firm providing the valuation of the estimated fair value of our reporting units, and no impairment was indicated. After regulatory actions (see Item 8, Note 6 "Related Party Transactions"), including Kansas Corporation Commission Order No. 55, which prompted Westar to advise us that it intended to dispose of its investment in us, we retained the independent appraisal firm to perform an additional valuation of our reporting units, so we could perform an impairment test as of December 31, 2002. The order limited the amount of capital Westar Energy could provide to us which increased our risk profile. Therefore, we reevaluated our corporate forecast, reducing the amount of capital invested over our forecast horizon and lowered our base monthly recurring revenue to incorporate actual 2002 results, which resulted in a lower valuation than our July 1, 2002 valuation. In December 2002, we recorded an additional $90.7 million impairment charge, net of $13.3 million tax, to reflect the impairment of all remaining goodwill of our North America segment.

        We completed our annual impairment testing during the third quarter of 2003 on our Network Multifamily segment and determined that no additional impairment of goodwill was required as of July 1, 2003. Our North America segment has no goodwill and, therefore, did not require testing as of July 1, 2003. No impairment charge was recorded in 2003.

        A deferred tax asset in the amount of $190.7 million was recorded in the first quarter of 2002 for the tax benefit estimated above and an additional deferred tax benefit of $13.3 million was recorded with the fourth quarter impairment charge. However, as a result of the sale transaction whereby Westar sold its investment in us, a substantial portion of our net deferred tax assets of $286.3 million at

December 31, 2003 are not expected to be realizable and we are not expected to be in a position to record a tax benefit for losses incurred. We will be required to record a non-cash charge against income for the portion of our net deferred tax assets we determine will not be realizable. This charge will be material and will have a material adverse effect on our financial condition and results of operations.

        In 2001, we recorded approximately $48.9 million of goodwill amortization, including $0.3 million related to the discontinued Canadian operations. Because we have adopted the new rule for goodwill, we will no longer be permitted to amortize goodwill to income. In 2003, we recorded approximately $68.6 million of customer account amortization expense. Customer account amortization expense in 2002 was approximately $68.9 million.

        The following table reflects our results for the years ended December 31, 2003, 2002 and 2001, adjusted for the cessation of amortization of goodwill, as discussed above.

	Year ended December 31,
	2003	2002	2001
	(in thousands, except per share amounts)
Reported net loss	$(34,411)	$(880,855)	$(86,048)
Add back: Goodwill amortization	—	—	48,554

Adjusted net loss	$(34,411)	$(880,855)	$(37,494)

Basic and diluted earnings per share:
Reported net loss	$(0.35)	$(8.98)	$(0.82)
Add back: Goodwill amortization	—	—	0.46

Adjusted net loss	$(0.35)	$(8.98)	$(0.36)

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

        Streamlining of Operations.    With the goal of reducing our variable and fixed costs as our North American account base declined, we streamlined our business operations and improved operating efficiencies. During 2001, we merged our Hagerstown, Maryland, our Beaverton, Oregon and our Irving, Texas monitoring operations into our Wichita, Kansas customer service center. The Wichita customer service center now monitors approximately 530,000 customers. Additionally, we discontinued our National Accounts and Patrol divisions and sold certain customer accounts which we believed were not part of our core business. In June 2001, we eliminated 180 positions from a variety of departments. In September 2001, we consolidated additional operational and administrative facilities. These consolidations and other cost cutting measures resulted in a total reduction of nearly 600 positions in 2001. We incurred $9.7 million in severance and facility closure costs relating primarily to these actions in 2001.

Critical Accounting Estimates

        Our discussion and analysis of results of operations and financial condition are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis, including those related to bad debts, inventories, investments, customer accounts, goodwill, intangible assets, income taxes and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

        Deferred system installation revenues for monitoring systems and upgrades to existing monitored systems are recognized over the estimated life of the customer utilizing an accelerated method for our residential and commercial customers and a straight-line method for our Multifamily customers. Deferred costs in excess of deferred revenues are recognized utilizing a straight-line method over the initial contract term, typically two to three years for North America and five to ten years for Multifamily systems. To the extent deferred costs are less than deferred revenues, such costs are recognized over the estimated life of the customer.

        The table below reflects the impact of this accounting policy on the respective line items of the Statement of Operations for the years ended December 31, 2003 and 2002. The "Total amount incurred" line represents the current amount of billings that were made and the current costs that were incurred for the period. We then subtract the deferral amount and add back the amortization of previous deferral amounts to determine the amount we report in the Statement of Operations.

	For the year ended December 31,
	2003			2002
	Revenues- other	Cost of revenues- other	Selling expense	Revenues- other	Cost of revenues- other	Selling expense
	(in thousands)
North America segment:
Total amount incurred	$32,494	$37,643	$34,439	$32,463	$41,485	$35,269
Amount deferred	(18,145)	(23,320)	(14,138)	(16,424)	(24,815)	(14,329)
Amount amortized	4,474	8,794	8,554	2,435	11,677	5,402

Amount included in Statement of Operations	$18,823	$23,117	$28,855	$18,474	$28,347	$26,342

Multifamily segment:
Total amount incurred	$922	$5,262	$2,714	$893	$6,382	$2,375
Amount deferred	(707)	(5,007)	(358)	(644)	(6,060)	(329)
Amount amortized	1,781	5,628	306	1,003	5,854	219

Amount included in Statement of Operations	$1,996	$5,883	$2,662	$1,252	$6,176	$2,265

Total Company:
Total amount incurred	$33,416	$42,905	$37,153	$33,356	$47,867	$37,644
Amount deferred	(18,852)	(28,327)	(14,496)	(17,068)	(30,875)	(14,658)
Amount amortized	6,255	14,422	8,860	3,438	17,531	5,621

Amount reported in Statement of Operations	$20,819	$29,000	$31,517	$19,726	$34,523	$28,607

        Valuation of Customer Accounts and Goodwill.    Customer accounts are stated at cost, net of accumulated amortization. Goodwill represents the excess of the purchase price over the fair value of net assets acquired by us. Goodwill is tested for impairment on at least an annual basis or as circumstances warrant. Customer accounts are tested on a periodic basis or as circumstances warrant. For purposes of this impairment testing, goodwill is considered to be directly related to the acquired customer accounts. Factors we consider important that could trigger an impairment review include the following:

  •
  high levels of customer attrition;

  •
  continuing recurring losses above our expectations; and

  •
  adverse regulatory rulings.

        An impairment test of customer accounts would have to be performed when the undiscounted expected future operating cash flows by asset group, which consists primarily of capitalized customer accounts and related goodwill, is less than the carrying value of that asset group. An impairment would be recognized if the fair value of the customer accounts is less than the net book value of the customer accounts. See "Summary of Other Significant Activities—Impairment Charges" above, for a discussion of the impairment recorded on these assets in the first quarter of 2002 pursuant to the adoption of new accounting standards.

        We established July 1 as our annual impairment testing date for goodwill. We completed our annual impairment testing during the third quarter of 2003 on our Multifamily segment and determined that no additional impairment of goodwill was required as of July 1, 2003. Our North America segment has no goodwill and, therefore, did not require testing as of July 1, 2003. No impairment charge was recorded in 2003. We have $41.8 million of goodwill at December 31, 2003 associated with our Multifamily reporting unit. For further information, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Impairment Charges" and Item 8, Note 14 "Impairment Charges."

        We completed our 2002 testing during the third quarter of 2002 and determined that no additional impairment was required as of July 1, 2002. After regulatory actions (see Item 8, Note 6 "Related Party Transactions"), including Kansas Corporation Commission Order No. 55, which prompted Westar Energy to advise us that it intended to dispose of its investment in us, we retained the independent appraisal firm to perform an additional valuation of our reporting units, so we could perform an impairment test as of December 31, 2002. The order limited the amount of capital Westar Energy could provide to us which increased our risk profile. Therefore, we reevaluated our corporate forecast, reducing the amount of capital invested over our forecast horizon and lowered our base monthly recurring revenue to incorporate actual 2002 results, which resulted in a lower valuation than our July 1, 2002 valuation. We recorded an additional $90.7 million impairment charge, net of $13.3 million tax, to reflect the impairment of all remaining goodwill of our North America segment.

        Prior to the adoption of these new accounting standards, customer accounts and goodwill were tested for impairment pursuant to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." At December 31, 2001, these tests indicated that future estimated undiscounted cash flows exceeded the sum of the recorded balances for customer accounts and goodwill.

        Customer Account Amortization.    The choice of an amortization life and method is based on our estimates and judgments about the amounts and timing of expected future revenues from customer accounts and average customer account life. Amortization methods and selected periods were determined because, in our opinion, they would adequately match amortization cost with anticipated revenue. We periodically use an independent appraisal firm to perform lifing studies on our customer accounts to assist us in determining appropriate lives of our customer accounts. These reviews are performed specifically to evaluate our historic amortization policy in light of the inherent declining revenue curve over the life of a pool of customer accounts, and our historical attrition experience. We have identified the following three distinct pools of customer accounts, each of which has distinct attributes that effect differing attrition characteristics. For the North America pool, the results of the lifing studies indicated to us that we can expect attrition to be greatest in years one through five of asset life and that a declining balance (accelerated) method would therefore best match the future amortization cost with the estimate revenue stream from these customer pools.

        Our amortization rates consider the average estimated remaining life and historical and projected attrition rates. The amortization method for each customer pool is as follows:

Pool	Method
North America:
• Acquired Westinghouse Customers	Eight-year 120% declining balance
• Other Customers	Ten-year 135% declining balance
Multifamily	Nine-year straight line

        The results of a lifing study performed by a third party appraisal firm in the first quarter of 2002 showed a deterioration in the average remaining life of customer accounts. The report showed our North America customer pool can expect a declining revenue stream over the next 30 years with an estimated average remaining life of nine years. Our Multifamily pool can expect a declining revenue stream over the next 30 years with an estimated average remaining life of ten years. Taking into account the results of the lifing study and the inherent expected declining revenue streams for North America and Multifamily, in particular during the first five years, we adjusted the amortization of customer accounts for our North America and Multifamily customer pools to better match the rate and period of amortization expense with the expected decline in revenues.

        In the first quarter of 2002, we changed the amortization rate for our North America pool to a ten-year 135% declining balance method from a ten-year 130% declining balance method. The change to this ten year 135% accelerated method, provides for a better matching to the declining revenue stream, in particular during the first five years, where the year over year decline is greatest and a significant portion of the revenue stream is expected to be received. For the Multifamily pool we will continue to amortize on a straight-line basis, utilizing a shorter nine year life. The change to the nine year life straight-line method provides for a better matching to the declining revenue stream, in particular during the first five years, where the decline is greatest and a significant portion of the revenue stream is expected to be received. We accounted for these amortization changes prospectively beginning January 1, 2002, as a change in estimate. These changes in estimates increased amortization expense for the year ended December 31, 2002 on a pre-tax basis by approximately $1.3 million and on an after tax basis by approximately $0.8 million. The change in estimate had no significant impact on reported earnings per share.

        We recorded approximately $68.6 million and $68.9 million of customer account amortization expense in 2003 and 2002, respectively. This amount would change if we changed the estimated life or amortization rate for customer accounts. See "Estimated Lives of Customer Accounts Changed Based on Customer Account Lifing Study Results" above.

        Income Taxes.    As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. Significant management judgment is required in determining our provision for income taxes and our deferred tax assets and liabilities. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation and amortization, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered. To the extent we believe that recovery is not more likely than not, we must establish a valuation allowance. As of December 31, 2003, other than for net operating loss carryforwards, we had not established a valuation allowance since the tax sharing agreement utilizes a parent company down approach in the allocation of income tax expense and deferred tax assets and liabilities among members of the consolidated tax group and, consistent with that approach, no valuation allowance had been allocated to us.

        In the past, Westar Energy has made payments to us for current tax benefits utilized by Westar Energy in its consolidated tax return pursuant to the tax sharing agreement, which has been an important source of liquidity for us. As a result of the sale transaction whereby Westar sold its investment in us, a significant portion of our net deferred tax assets, which were $286.3 million at December 31, 2003, are not expected to be realizable and we are not expected to be in a position to record a tax benefit for losses incurred. We will be required to record a non-cash charge against income for the portion of our net deferred tax assets we determine not to be realizable. This charge will be material and will have a material adverse effect on our financial condition and results of operations.

        In addition, as a result of the sale, except for amounts owed with respect to losses we incurred prior to leaving the Westar consolidated tax group as a result of Westar selling its interest in us, we will no longer receive payments from Westar Energy. In 2003 and 2002, we received payments from Westar Energy of $20.0 million and $1.7 million, respectively. The loss of these payments will likely have a material adverse effect on our cash flow. See "Liquidity and Capital Resources" below.

Results of Operations

Protection One Consolidated

        For the years ended December 31, 2003, 2002 and 2001, we incurred consolidated net losses of $34.4 million, $880.9 million and $86.0 million, respectively, or losses per share of common stock of $0.35, $8.98 and $0.82, respectively. From May 2000 through December 2003, we purchased 29,842,905 of our shares which resulted in a decrease in our weighted average shares outstanding used in calculating our consolidated loss per share. Our weighted average shares outstanding for the years ended December 31, 2003, 2002 and 2001 were 98,129,343 shares, 98,071,206 shares and 105,458,601 shares, respectively. Between February 2000 and December 2002, we purchased and retired $470.5 million face value of our notes at discounted prices resulting in gains from retirement of debt of $19.3 million and $53.0 million for the years ended December 31, 2002 and 2001. In 2003 we retired $9.7 million of our notes at face value with no resulting gain or loss. Primarily due to this reduction of outstanding debt, our interest expense decreased from $51.7 million in 2001 to $43.0 million in 2002 and $40.1 million in 2003.

        Revenues have declined since 1999, primarily due to a decrease in the size of our customer base. Cost of revenues have also declined due primarily to a reduction in telecommunication costs and labor resulting from our monitoring center consolidations and a decrease in service costs. Revenues have declined at a rate faster than our decline in cost of revenues resulting in a reduction in gross profit over time. We did, however, see a slight improvement in our gross profit as a percent of total revenue from 2002 to 2003. Our gross profit as a percent of total revenue was 63.1% in 2003, 61.1% in 2002 and 64.2% in 2001. General and administrative costs have declined due to our efforts to streamline operations and a decrease in bad debt expense based on improved collection experience and recoveries of previously written off accounts. Selling costs have increased due to our shift from purchasing dealer accounts to an internal sales effort.

Segment Information

        We separate our business into two reportable segments: North America and Multifamily. North America provides security alarm monitoring services, which includes sales, installation and related servicing of security alarm systems in the United States. Multifamily provides security alarm services to apartments, condominiums and other multifamily dwellings. During the third quarter of 2002, we identified a new segment, Data Services, with the creation of Protection One Data Services, or PODS. As discussed in Item 8, Note 6 to the Consolidated Financial Statements "Related Party Transactions," the operations of this segment were discontinued in the fourth quarter of 2002.

  North America Segment

        We present the table below to show how the North America operating results have changed over the past three years. Next to each year's results of operations, we provide the relevant percentage of total revenues so that you can make comparisons about the relative change in revenues and expenses.

	Year Ended December 31,
	2003		2002		2001
	(dollars in thousands)
Revenues
Monitoring and related services	$220,176	92.1%	$234,030	92.7%	$281,508	95.0%
Other	18,823	7.9	18,474	7.3	14,865	5.0

Total Revenues	238,999	100.0	252,504	100.0	296,373	100.0
Cost of revenues
Monitoring and related services	64,803	27.1	70,325	27.8	92,300	31.1
Other	23,117	9.7	28,347	11.2	15,435	5.2

Total cost of revenues	87,920	36.8	98,672	39.0	107,735	36.3

Gross profit	151,079	63.2	153,832	61.0	188,638	63.7
Selling expenses	28,855	12.1	26,342	10.4	15,230	5.1
General and administrative expenses(a)	66,611	27.9	73,149	29.0	98,635	33.3
Amortization of intangibles and depreciation expense	75,335	31.5	77,173	30.6	182,261	61.5
Loss on impairment of customer accounts(b)	—	—	338,104	133.9	—	—
Loss on impairment of goodwill(b)	—	—	103,937	41.2	—	—

Operating loss	$(19,722)	(8.3)%	$(464,873)	(184.1)%	$(107,488)	(36.2)%

(a)
Includes $7.0 million, $6.0 million, and $3.8 million of corporate expenses for 2003, 2002 and 2001, respectively.

(b)
Refer to "Important Matters—Impairment Charges," above, and Item 8, Note 14 "Impairment Charges" for discussion relating to the impairment charges.

        2003 Compared to 2002.    We had a net decrease of 31,295 customers in 2003, as compared to a net decrease of 62,988 customers in 2002. This decline is the primary reason for the $13.5 million decline in revenues in 2003. The average customer base was 728,139 for 2003 compared to 775,280 for 2002. Although our net customers decreased for the year, attrition decreased in 2003 compared to 2002 for a variety of reasons including:

  •
  a focus by our sales force on obtaining high quality customers;

  •
  an increase in the investment required by customers to purchase our systems;

  •
  an emphasis on customer service and attrition reduction by branch and monitoring center personnel; and

  •
  legal action taken against competitors who illegally solicit our customers.

        We expect that the decline in our customer base will continue until the efforts we are making to acquire new accounts and reduce attrition become more successful than they have been to date. Until we are able to reverse this trend, net losses of customer accounts will materially and adversely affect our financial condition and results of operations. We are currently focused on reducing attrition, developing cost effective marketing programs to replace revenue decline from attrition, and improving margins, as well as generating positive cash flow. We are also susceptible to macroeconomic downturns that may affect our ability to retain our customers.

        Further analysis of the change in the North America customer account base is shown in the table below. The "Conversion adjustments" line item reflects the impact on the calculation of our customer base from the conversion of our Wichita, Hagerstown, Beaverton and Irving monitoring and billing systems to one technology platform.

	2003	2002	2001
Beginning Balance, January 1,	743,786	806,774	1,023,023
Additions	51,181	46,777	46,400
Conversion adjustments	—	—	(62,443)
Customer losses from dispositions	—	(1,362)	(12,612)
Customer losses not guaranteed with holdback put backs	(76,777)	(101,860)	(170,823)
Customers losses guaranteed with holdback put backs and other	(5,699)	(6,543)	(16,771)

Ending Balance, December 31,	712,491	743,786	806,774

Twelve month trailing attrition	10.5%	13.1%	18.7%

        Monitoring and related service revenues for 2003 decreased 5.9% compared to 2002. The decrease is primarily due to the decline in our customer base which decreased for the reasons discussed above. These revenues consist primarily of contractual revenue derived from providing monitoring and maintenance service.

        Other revenues for 2003 increased slightly compared to 2002 primarily due to an increase in the amortization of previously deferred revenues of approximately $2.0 million, partially offset by a reduction in commercial sales of $1.8 million. These revenues consist primarily of sales of burglar alarms, closed circuit television systems, fire alarms and card access control systems to commercial customers as well as amortization of previously deferred revenues.

        Cost of monitoring and related services revenues for 2003 decreased 7.9% compared to 2002. These costs generally relate to the cost of providing monitoring service and include the costs of monitoring, billing, customer service and field operations. The decrease is primarily due to the decline in our customer base which resulted in a decrease in service expense of $3.6 million and a decrease in monitoring expense of $1.9 million. Costs of monitoring and related services revenues as a percentage of the related revenues decreased from 30.0% in 2002 to 29.4% in 2003.

        Cost of other revenues for 2003 decreased 18.4% compared to 2002. These costs consist primarily of equipment and labor charges to install alarm systems, closed circuit televisions, fire alarms and card access control systems sold to our customers. The decrease is primarily due to a decrease in amortization of deferred customer acquisition costs of $2.9 million and a decrease in the cost of commercial sales of $2.2 million, which corresponds to the decrease in commercial sales revenue discussed above. These costs as a percentage of other revenues were approximately 122.8% in 2003 compared to approximately 153.4% in 2002.

        Selling expenses for 2003 increased 9.5%. The increase is due to our increased efforts to generate new customers through an internal sales force by building the necessary sales support. As our internal sales force increases its generation of new customers, the amount of direct and incremental selling costs that are deferred also increases. These deferred selling costs are amortized to selling expense over a customer's initial contract term, typically a two to three year period, which resulted in an aggregate increase of $3.2 million in amortization of selling expense.

        General and administrative expenses for 2003 decreased 8.9% compared to 2002. This decrease is generally comprised of a $3.6 million decrease in management fees due to termination of a management services agreement with Westar Industries, $3.5 million decrease in bad debt expense primarily due to increased collection efforts and a decline in revenues, reductions in outside services of $1.5 million primarily due to completion of system integration projects, $1.4 million decrease in equipment leases due to purchase of computer equipment as opposed to leasing in prior years, $1.3 million decrease in office supplies, and $1.1 million decrease in corporate advertising due to a decrease in our national sponsorships. Severance and relocation costs decreased $4.2 million primarily due to fewer facility closures in 2003. These decreases were partially offset by an increase of $7.4 million in wages and benefits related to our retention bonus payout of $4.5 million and an increase in short term incentive payments of $1.9 million combined with a $3.0 million increase in insurance premiums for our director and officer liability insurance. As a percentage of total revenues, general and administrative expenses decreased from 29.0% in 2002 to 27.9% in 2003.

        Amortization of intangibles and depreciation expense for 2003 decreased 2.4%. This decrease reflects a reduction in customer amortization of $0.3 million and a decrease in depreciation expense of $1.5 million primarily due to a decrease in the amount of capital purchases.

        2002 Compared to 2001.    We had a net decrease of 62,988 customers in 2002, as compared to a net decrease of 216,249 customers, including 75,055 customers related to dispositions and conversions, in 2001. This decline was the primary reason for the $43.9 million decline in revenues in 2002. The average customer base was 775,280 for 2002 compared to 914,899 for 2001. Although our net customers decreased for the year, attrition decreased in 2002 compared to 2001 for a variety of reasons including:

  •
  an aggressive campaign designed to retain our existing customers;

  •
  an emphasis on customer service and attrition reduction by branch and monitoring center personnel; and

  •
  legal action taken against competitors who illegally solicited our customers.

        Further analysis of the change in the North American account base between the two years is shown in the table below. The "Conversion adjustments" line item reflects the impact on the calculation of our customer base from the conversion of our Wichita, Hagerstown, Beaverton and Irving monitoring and billing systems to one technology platform.

	2002	2001	2000
Beginning Balance, January 1,	806,774	1,023,023	1,165,886
Additions	46,777	46,400	62,340
Conversion adjustments	—	(62,443)	—
Customer losses from dispositions	(1,362)	(12,612)	—
Customer losses not guaranteed with holdback put backs	(101,860)	(170,823)	(171,178)
Customers losses guaranteed with holdback put backs and other	(6,543)	(16,771)	(34,025)

Ending Balance, December 31,	743,786	806,774	1,023,023

Twelve month trailing attrition	13.1%	18.7%	15.6%

        Monitoring and related service revenues for 2002 decreased by 16.9% compared to 2001. The decrease is primarily due to the decline in our customer base which decreased for the reasons discussed above. These revenues consist primarily of contractual revenue derived from providing monitoring and maintenance service.

        Other revenues increased 24.3% compared to 2001 primarily due to an increase in the size of our commercial sales force and an emphasis on selling larger systems in 2002. These revenues consist primarily of sales of burglar alarms, closed circuit television systems, fire alarms and card access control systems to commercial customers.

        Cost of monitoring and related services revenues for 2002 decreased 23.8% compared to 2001. These costs generally relate to the cost of providing monitoring service and include the costs of monitoring, billing, customer service and field operations. The decrease is primarily due to a reduction of telecommunication costs and consolidation of monitoring functions. Costs of monitoring and related services revenues as a percentage of the related revenues decreased from 32.8% in 2001 to 30.0% in 2002.

        Cost of other revenues for 2002 increased 83.7% compared to 2001 reflecting the increase in other revenues. These costs consist primarily of equipment and labor charges to install alarm systems, closed circuit televisions, fire alarms and card access control systems sold to our customers. Increased amortization of deferred customer acquisition costs of $9.8 million is the primary reason for the increase in costs of other revenues. These costs as a percentage of other revenues were approximately 153.4% in 2002 compared to approximately 103.8% in 2001.

        Selling expenses for 2002 increased 73.0% compared to 2001. The increase is due to our increased efforts to generate new customers through an internal sales force by increasing the number of sales representatives and building the necessary sales support. As our internal sales force increases its generation of new customers, the amount of direct and incremental selling costs that are deferred also increases. These deferred selling costs are amortized to selling expense over a customer's initial contract term, typically a two to five year period, which results in increased amortization to selling expense.

        General and administrative expenses for 2002 decreased 25.8% compared to 2001. This decrease is generally comprised of reduction in professional fees and outside services of $10.9 million primarily due to completion of system integration projects and lower litigation costs, $5.8 million decrease in wage expense primarily due to consolidation efforts, $2.4 million decrease in bad debt expense primarily due to increased collection efforts and a decline in revenues, and $1.0 million decrease in telecommunications expense. Severance and relocation costs decreased $5.1 million primarily due to fewer facility closures in 2002. These decreases were partially offset by an increase of $1.2 million in insurance premiums for our director and officer liability insurance. As a percentage of total revenues, general and administrative expenses decreased from 33.3% in 2001 to 29.0% in 2002.

        Amortization of intangibles and depreciation expense for 2002 decreased 57.7% compared to 2001. This decrease reflects a reduction in customer amortization of $63.6 million primarily related to the impairment charge, a decrease in goodwill amortization of $39.4 million due to implementation of SFAS No. 142 and a decrease in depreciation expense of $2.1 million.

  Multifamily Segment

        We present the table below to show how the Multifamily operating results have changed over the past three years. Next to each year's results of operations, we provide the relevant percentage of total revenues so that comparisons about the relative change in revenues and expenses can be made.

	Year Ended December 31,
	2003		2002		2001
	(dollars in thousands)
Revenues:
Monitoring and related services	$36,090	94.8%	$36,824	96.7%	$35,850	98.3%
Other	1,996	5.2	1,252	3.3	623	1.7

Total revenues	38,086	100.0	38,076	100.0	36,473	100.0
Cost of revenues:
Monitoring and related services	8,402	22.1	8,310	21.8	8,303	22.8
Other	5,883	15.4	6,176	16.2	3,036	8.3

Total cost of revenues	14,285	37.5	14,486	38.0	11,339	31.1

Gross profit	23,801	62.5	23,590	62.0	25,134	68.9
Selling expense	2,662	7.0	2,265	6.0	1,941	5.3
General and administrative expense(a)	11,133	29.2	11,228	29.5	10,206	28.0
Amortization of intangibles and depreciation expense	4,917	12.9	5,267	13.8	13,512	37.0

Operating income (loss)	$5,089	13.4%	$4,830	12.7%	$(525)	(1.4)%

(a)
Includes $1.8 million, $1.2 million, and $0.7 million of corporate expenses for 2003, 2002, and 2001, respectively.

        2003 Compared to 2002.    We had a net increase of 5,917 customers in 2003 compared to a net increase of 3,363 customers in 2002. The average customer base was 332,871 for 2003 compared to 328,231 for 2002. The change in the Multifamily account base is shown in the table below.

	Year ended December 31,
	2003	2002	2001
Beginning Balance, January 1	329,912	326,549	307,957
Additions	25,045	24,929	38,492
Customer losses	(19,128)	(21,566)	(19,900)

Ending Balance, December 31,	335,829	329,912	326,549

Twelve month trailing attrition	5.8%	6.6%	6.3%

        Monitoring and related services revenue for 2003 decreased 2.0% compared to 2002. These revenues consist primarily of contractual revenue derived from providing monitoring and maintenance service. This decrease is primarily due to a decline in our recurring monthly revenue per customer and reduced contract buyouts offset by an increase in the average customer base of 1.4%. The decline in the RMR per customer is primarily due to an increasing number of customer renewals, which provide for significant contract extensions at a reduced RMR, upon expiration of their primary contract terms.

        Other revenues for 2003 increased 59.4% compared to 2002 primarily due to a $0.8 million increase in the amortization of previously deferred revenues. These revenues consist primarily of amortization of previously deferred revenues associated with the sale of alarm systems and revenues from the sale of access control systems.

        Cost of monitoring and related service revenues for 2003 increased 1.1% compared to 2002. These costs generally relate to the cost of providing monitoring service and include the costs of monitoring, customer service and field operations. The increase is primarily due to an increase in employment costs related to an employee retention bonus. Cost of monitoring and related services revenues as a percentage of the related revenues increased to 23.3% in 2003 from 22.6% in 2002.

        Cost of other revenues for 2003 decreased 4.7% compared to 2002. These costs consist primarily of amortization of installation costs previously deferred and the costs to install access control systems. The costs decreased primarily due to decreased amortization of deferred customer acquisition costs of $0.2 million. These costs as a percentage of other revenues were approximately 294.7% in 2003 compared to approximately 493.3% in 2002.

        Selling expenses for 2003 increased 17.5% compared to 2002. The increase is due to an increase in employment costs related to employee retention bonuses, increased advertising costs and an increase in amortization of deferred selling expenses.

        General and administrative expenses for 2003 decreased slightly compared to 2002. This slight decrease is generally comprised of a $0.3 million decrease in legal costs, decreased liability insurance of $0.3 million, lower bad debt expense of $0.3 million, a $0.2 million decline in vehicle fleet maintenance, a decline in office supplies of $0.1 million and decreased telecommunications expenses of $0.1 million. These decreases were partially offset by an increase of $0.7 million in employment costs primarily related to our retention bonus and a $0.5 million increase in management fee allocation from Protection One. As a percentage of total revenues, general and administrative expenses decreased slightly to 29.2% in 2003 from 29.5% in 2002.

        Amortization of intangibles and depreciation expense for 2003 decreased 6.6% compared to 2002. This decrease reflects a reduction in customer amortization of $0.5 million primarily due to a reduction in customer intangibles related to the settlement and contract buyout in late 2002 of significant units under contract with one developer. This decrease was offset by an increase in depreciation expense of $0.2 million.

        2002 Compared to 2001.    We had a net increase of 3,363 customers in 2002 as compared to a net increase of 18,592 customers in 2001. The average customer base was 328,231 for 2002 compared to 317,253 for 2001. The change in Multifamily's customer base for the period is shown below.

	Year ended December 31,
	2002	2001	2000
Beginning Balance, January 1	326,549	307,957	294,960
Additions	24,929	38,492	39,855
Customer losses	(21,566)	(19,900)	(26,858)

Ending Balance, December 31,	329,912	326,549	307,957

Twelve month trailing attrition	6.6%	6.3%	8.9%

        The attrition rate for Multifamily in 2000 reflects approximately 7,000 customers related to one developer that was cancelled due to nonpayment. Had these accounts not attritted, the annualized attrition would have been approximately 6.6%. We received payment from contractual remedies for cancellation of these accounts in 2002.

        Monitoring and related services revenues for 2002 increased 2.7% compared to 2001. This increase is primarily due to the increase in the average customer base of 3.5% and increased contract buyouts totaling $0.5 million. The increase was partially offset by a decline in our recurring monthly revenue per customer due primarily to an increasing number of customer renewals, which provide for significant contract extensions at a reduced RMR upon expiration of their primary contract term.

        Other revenues for 2002 increased 101.0% compared to 2001 primarily due to an increase in deferred revenue amortization of $1.0 million pursuant to Staff Accounting Bulletin 101, or SAB 101, which requires deferral of revenue over the life of the customer along with deferral of associated direct and incremental costs offset by a $0.4 million decline in outright sales of access control systems.

        Cost of monitoring and related service revenues for 2002 remained consistent with costs for 2001. Cost of monitoring and related services revenues as a percentage of related revenues decreased slightly to 22.6% in 2002 from 23.2% in 2001 primarily as a result of increased contract buyout revenue.

        Cost of other revenues for 2002 increased 103.4% compared to 2001 due to the increased amortization of deferred costs totaling $3.5 million related to the revenue amortization increase of $1.0 million pursuant to SAB 101, discussed above, offset by a $0.3 million decline in access control installation costs.

        Selling expenses for 2002 increased 16.7% compared to 2001 due to higher selling expense amortization of $0.2 million associated with the increase in other revenue and cost of other revenue amortization pursuant to SAB 101 and a slight increase in the sales force increasing costs $0.1 million.

        General and administrative expenses for 2002 increased 10.0% compared to 2001. This increase is primarily the result of increased management fees of $0.5 million allocated from Protection One, increased facility costs totaling $0.5 million related to the move into a new facility and increased insurance costs of $0.5 million offset by a $0.5 million reduction in relocation expenses associated with Multifamily's corporate office relocation to the Protection One Irving facility in 2001.

        Amortization of intangibles and depreciation expense for 2002 decreased 61.0% compared to 2001. This decrease is due to the elimination of goodwill amortization totaling $9.2 million resulting from a change in accounting principle. This decrease was offset by an increase in customer amortization resulting from a change in estimate of the customer life from ten years to nine years and the increasing customer base being amortized.

Liquidity and Capital Resources

        We continue to face liquidity problems caused by our significant debt burden and continuing net losses. Absent recapitalization and restructuring our debts, management believes our projected cash flow will be insufficient to support our current debt balances, which may be accelerated or which we are required to offer to repurchase as a result of the change in control, and related interest obligations. Our independent public accountants included in their report on our consolidated financial statements for the fiscal year ended December 31, 2003 explanatory language that describes the significant uncertainty about our ability to continue as a going concern due to recurring losses from operations, deficiency in working capital, inability to obtain ongoing financing and breach of covenants on outstanding debt subsequent to year end.

        We have retained Houlihan Lokey Howard & Zukin Capital as our financial advisor and have begun preliminary discussions regarding a proposed restructuring with Quadrangle and its affiliates, the lenders under our revolving credit facility, and certain holders of our publicly-held debt. If an agreement with such parties is reached, a resulting restructuring plan may be presented for judicial approval under Chapter 11 of the U.S. Bankruptcy Code, which provides for companies to reorganize and continue to operate as going concerns. Discussions with Quadrangle and other debt holders are in the preliminary stages, and there can be no assurance that an agreement regarding financial restructuring will be reached or what other actions we may need to take, including selling assets, to meet our liquidity needs. We expect to incur significant costs related to any proposed restructuring of our indebtedness. Such costs could include, among other things, fees and expenses of our legal and other professional advisors, as well as, to the extent we agree to pay such fees in connection with any restructuring, the fees and expenses of our creditors' advisors and any committees created on behalf of those creditors.

        Westar, which owned approximately 88% of our common stock, was also an important source of our external capital through a revolving credit facility and through payments made under a tax sharing agreement. On February 17, 2004, Westar Industries consummated the sale of its equity interest in us and the assignment of its rights and obligations under the revolving credit facility to Quadrangle. As a result of this transaction, we do not expect to have sufficient cash flow to fund our operations in 2004 without a restructuring of our debts for the reasons described below.

        The indenture relating to our 13 5/8% senior subordinated discount notes requires us to give notice of our intention to repurchase the notes within 30 days following the date of a change in control and to consummate the repurchase within 60 days of such notification. Under the terms of this indenture, because we did not offer to repurchase such notes, our inaction constitutes a covenant breach, which breach, if not cured within 30 days after receipt of appropriate notice, would constitute an event of default under the indenture for the 13 5/8% senior subordinated discount notes. Furthermore, upon any such event of default, the trustee or the holders of such senior subordinated discount notes may seek to exercise certain remedies available to them under the indenture governing the notes, including, without limitation, acceleration of the notes, which acceleration, if not rescinded or satisfied, would cause a cross default to be triggered under the indenture for our 8 1/8% senior subordinated notes, which had aggregate outstanding principal of $110.3 million as of March 15, 2004. If such acceleration and cross default should occur, we do not have the funds available to repay the indebtedness, and we could be forced to seek relief under the U.S. Bankruptcy Code or an out-of-court restructuring.

        The $215.5 million outstanding under the revolving credit facility is in default due to the change in control of Protection One consummated on February 17, 2004. We entered into a standstill agreement with Quadrangle, however, pursuant to which, among other things, Quadrangle agreed to waive the breach of the change in control provision and other covenant breaches for a period not to exceed 90 days, and we agreed, among other things, not to borrow additional amounts under the revolving credit facility. Upon the expiration or termination of this standstill agreement, Quadrangle may exercise its rights under the revolving credit facility and declare the indebtedness to be due and payable. Furthermore, acceleration of our revolving credit facility, if not rescinded or satisfied, would cause cross defaults under our other debt instruments. If such acceleration should occur, we would not have the funds available to repay the indebtedness, and we could be forced to seek relief under the U.S. Bankruptcy Code or an out-of-court restructuring.

        We have deferred payment of the semi-annual interest payment that was due on February 17, 2004 on the outstanding $190.9 million aggregate principal amount of our 7 3/8% senior notes. At the end of the 60-day interest payment grace period available under the 7 3/8% senior notes, the trustee or the holders of such senior notes may attempt to exercise certain remedies available to them under the indenture governing the notes, including, without limitation, acceleration of the indebtedness, which acceleration, if not rescinded or satisfied, would cause cross defaults under our other debt instruments. If such acceleration should occur, we could be forced to seek relief under the U.S. Bankruptcy Code or an out-of-court restructuring.

        We have been a member of Westar's consolidated tax group since 1997. During that time, Westar made payments to us for tax benefits attributable to us and utilized by Westar in its consolidated tax return pursuant to the terms of a tax sharing agreement. Except for amounts owed with respect to losses we incurred prior to leaving the Westar consolidated tax group as a result of Westar selling its interest in us, we will no longer receive payments from Westar under the tax sharing agreement. Such loss of tax payments will have a material adverse effect on our liquidity.

        We and Westar did not, however, terminate our tax sharing agreement, and based on discussions with Westar and its counsel, there are several areas of potential dispute between us regarding Westar's obligations under the terms of the tax sharing agreement. The most material of these potential disputes involve (i) the amount of any tax sharing payments that would be due to us if Westar decides in the future to elect to treat the sale of its interests in us as a sale of assets under the Internal Revenue Code, (ii) the proper treatment under the tax sharing agreement of tax obligations or benefits arising out of the transaction in which Westar sold its ownership interests in us, including the impact on future tax sharing payments to us related to the cancellation of indebtedness income generated by a partial writedown of the revolving credit facility prior to closing or the assignment of the revolving credit facility for less than the full amount outstanding under the facility at closing and (iii) whether tax sharing payments due to us when Westar was subject to alternative minimum tax should be calculated at the alternative minimum tax rate of 20% or the normal statutory rate of 35% to the extent that Westar has utilized or is reasonably expected to be able to utilize the associated alternative minimum tax credits or otherwise has received full benefits at normal statutory rates from our losses. We believe that we have strong positions with respect to these items and will aggressively pursue our positions. If we prevail, we may realize additional tax sharing payments from Westar.

        Furthermore, we cannot provide any assurances regarding what actions Quadrangle may cause us to take, including whether it would (a) invest sufficient equity capital or provide credit support to meet our liquidity needs, (b) cause us to seek to restructure our debts, or (c) cause us to seek to reorganize under the federal bankruptcy laws, which may involve the possible elimination or cancellation of our current common stock with little or no value being given to our current stockholders.

        Our 7 3/8% senior notes and 8 1/8% senior subordinated notes require us to make a repurchase offer at 101% of the principal amount, plus interest, in the event of a change in control triggering event. A change in control triggering event consists of a change in control coupled with the withdrawal of the rating of the notes or two ratings downgrades by one of certain specified rating agencies provided that such withdrawal or downgrade occurs within 90 days after the date of public notice of the occurrence of a change in control or the intention to effect a change in control. As of December 31, 2003, $190.9 million principal amount of the 7 3/8% senior notes and $110.3 million principal amount of the 8 1/8% senior subordinated notes were outstanding. Should such repurchase right be triggered, we lack the funds to repurchase these debt securities, and we could be forced to seek relief under the U.S. Bankruptcy Code or an out-of-court restructuring.

        Additional credit under the revolving credit facility has been eliminated by a standstill agreement executed by Quadrangle and us. Our inability to borrow under the revolving credit facility could have a material adverse effect on our liquidity and financial position. Because of the potential default that existed at the end of 2003 related to Westar's pending sale of its ownership interest in us, our outstanding borrowings under the revolving credit facility are currently priced as ABR borrowings and are at a rate higher than our previous Eurodollar borrowings. If interest rates increase one percent, we would incur an additional $2.2 million of annual interest expense.

        Most of the long-term debt instruments contain restrictions based on "EBITDA". The definition of EBITDA varies among the various indentures and the revolving credit facility. EBITDA is generally derived by adding to income (loss) before income taxes, interest expense and depreciation and amortization expense. However, under the varying definitions of the indentures, various and numerous additional adjustments are sometimes required.

        Our revolving credit facility and the indentures relating to our other indebtedness contain the following financial tests that must be satisfied in order for us to incur additional indebtedness, pay dividends, make loans or advances and sell assets.

Debt Instrument	Financial Covenant	Ratio as of 12/31/03
Revolving Credit Facility	Total consolidated debt/annualized most recent quarter EBITDA less than 5.75 to 1.0	4.7
	Consolidated annualized most recent quarter EBITDA/latest four fiscal quarters interest expense greater than 2.10 to 1.0	2.9
Senior Subordinated Notes	Current fiscal quarter EBITDA/current fiscal quarter interest expense greater than 2.25 to 1.0	3.1
Senior Subordinated Discount Notes	Total debt/annualized current quarter EBITDA less than 6.0 to 1.0	4.1
	Senior debt/annualized current quarter EBITDA less than 4.0 to 1.0	3.0

        These debt instruments also restrict our ability to pay dividends to stockholders, but do not otherwise restrict our ability to fund cash obligations. Our ability to comply with the ratios and the tests will be affected by events outside our control and there can be no assurance that we will continue to meet those tests. Failure to meet the tests would place additional restrictions on our ability to incur indebtedness. A violation of these restrictions would result in an event of default which would allow the lenders to declare all amounts outstanding immediately due and payable.

        Operating Cash Flows for the Year Ended December 31, 2003.    Our operating activities provided net cash flows of $59.0 million in 2003 compared to $43.4 million in 2002, an increase of $15.6 million. The main reason for the increase was the receipt of $20.0 million from Westar Energy under the tax sharing agreement.

        Investing Cash Flows for the Year Ended December 31, 2003.    We used a net $27.5 million for our investing activities in 2003. Proceeds from the sale of customer accounts and other assets provided cash of $2.8 million. We invested a net $24.3 million in cash to install and acquire new accounts and $7.4 million to acquire fixed assets. The sale of AV ONE to Westar Energy provided $1.4 million. In 2002, we invested a net $30.1 million in cash to install and acquire new accounts and $8.1 million to acquire fixed assets.

        Financing Cash Flows for the Year Ended December 31, 2003.    Financing activities provided net cash flows of $1.9 million in 2003. We used cash to purchase $10.2 million of our outstanding debt at face value. At December 31, 2003, the revolving credit facility had a weighted average annual interest rate before fees of 7.8% and an outstanding balance of $215.5 million. In 2003, we received $11.9 million for the sale of parent securities that were held as treasury and $0.5 million for the sale of our Protection One Europe trademark rights. In 2002, we used a net $25.0 million in financing activities. In 2002, borrowings under our revolving credit facility increased by $78.0 million and we used cash to purchase $103.2 million in face value of our outstanding debt for $83.2 million. In 2002, we also acquired 1,000,000 shares of our outstanding stock for $2.2 million and invested $13.5 million in Westar

Energy securities. At December 31, 2002 our revolving credit facility had a weighted average annual interest rate of 5.2% and an outstanding balance of $215.5 million.

        Capital Expenditures.    We anticipate making capital expenditures of approximately $34.6 million in 2004. Of such amount, we plan to expend approximately $23.7 million in customer acquisition costs and $10.9 million for fixed assets. Assuming we have available funds, capital expenditures for 2005 and 2006 are expected to be approximately $35.6 million and $41.6 million, respectively. Of these amounts approximately $27.2 million and $32.8 million would be used for customer acquisition costs with the balance for fixed assets. These estimates are prepared for planning purposes and are revised from time to time. Actual expenditures for these and possibly other items not presently anticipated will vary from these estimates during the course of the years presented.

        Material Commitments.    We have future, material, long-term commitments made in the past several years in connection with our growth. The following reflects our commitment as of December 31, 2003:

	Payment Due by Period
At December 31, 2003:	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in thousands)
Contractual Obligations
Long-Term Debt Obligations(a)	$331,137	$—	$220,797	$—	$110,340
Operating Leases Obligations	17,203	6,572	6,943	2,652	1,036
Change in Control Agreements(c)	10,973	10,973	—	—	—
Purchase Obligations(b)	9,375	3,750	5,625	—	—

Total	$368,688	$21,295	$233,365	$2,652	$111,376

(a)
Payment due by period is based on maturity date without consideration of acceleration required in the event of default. See "Liquidity and Capital Resources," above, for additional information.

(b)
Contract tariff for telecommunication services.

(c)
Amounts paid in February 2004 upon consummation of the change in control. See Item 1, "Business—Overview—Payment of Transaction Related Bonuses and Fees" for additional information regarding an additional $11.0 million payable in certain circumstances.

        The table below shows our total commercial commitments and the expected expiration per period:

	Amount of Commitment Expiration Per Period
At December 31, 2003:
	Total	2004	2005-2006	2007-2008	Thereafter
	(Dollars in thousands)
Other Commercial Commitments
Line of credit	$215,500	$215,500	$—	$—	$—
Standby letters of credit	2,000	2,000	—	—	—

Total commercial Commitments	$217,500	$217,500	$—	$—	$—

        Credit Ratings.    As of March 15, 2004, our public debt was rated as follows:

	Senior Unsecured Debt	Senior Subordinated Unsecured Debt	Outlook
S & P	CCC-	C	Negative
Moody's	Caa2	Ca	Negative

        There are no covenants or restrictions in our indentures or other agreements that would be affected by a change in these ratings unless coupled with a change in control. Upon a change in control and the withdrawal of the rating of the notes or two ratings downgrades by one of certain specified rating agencies, provided that such withdrawal or downgrade occurs within 90 days after the date of public notice of the occurrence of a change in control or the intention to effect a change in control, the holders of our 7 3/8% senior notes and 8 1/8% senior subordinated notes have the option to redeem the respective notes at a price of 101% of par as discussed above.

        In general, revenue declines and reductions in operating margin leave our credit ratings susceptible to further downgrades which make debt financing more costly and more difficult to obtain on terms which are economically favorable to us.

        Off-Balance Sheet Arrangements.    We have no off-balance sheet arrangements at December 31, 2003.

ITEM 7A.    QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

        We are exposed to market risk relating to interest rates.

        Interest Rate Exposure.    We have approximately $215.5 million of variable rate debt as of December 31, 2003. A 100 basis point change in the debt benchmark rate would impact pre tax income by approximately $2.2 million.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

To the Stockholders of Protection One, Inc.:

        We have audited the accompanying consolidated balance sheets of Protection One, Inc. and subsidiaries (the "Company") as of December 31, 2003 and 2002 and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule II—Valuation and Qualifying Accounts. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Protection One, Inc. and subsidiaries as of December 31, 2003 and 2002 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As described in Note 14 "Impairment Charges" to the consolidated financial statements, the Company changed its method of accounting for goodwill and intangible assets with the adoption of Statements of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," and No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" in 2002.

        The accompanying consolidated financial statements for the year ended December 31, 2003 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 17 "Going Concern and Management's Plans" to the consolidated financial statements, the Company's recurring losses from operations, deficiency in working capital, inability to obtain ongoing financing and breach of covenants on outstanding debt subsequent to year end raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 17. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Deloitte & Touche LLP

Kansas City, Missouri
March 23, 2004

PROTECTION ONE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except for per share amounts)

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$35,203	$1,545
Restricted cash	1,810	2,616
Receivables, net	23,670	26,084
Inventories, net	6,221	7,037
Prepaid expenses	5,522	4,672
Related party tax receivable	26,088	20,745
Deferred tax assets	33,899	8,256
Other	3,955	4,270
Assets of discontinued operations	—	1,117

Total current assets	136,368	76,342
Property and equipment, net	31,921	37,754
Customer accounts, net	244,744	312,785
Goodwill	41,847	41,847
Deferred tax assets, net of current portion	252,411	286,645
Deferred customer acquisition costs	94,225	75,403
Other	7,506	6,796

Total Assets	$809,022	$837,572

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt, due to related party in 2003	$215,500	$10,159
Accounts payable	5,041	5,795
Accrued liabilities	31,258	35,921
Due to related parties	273	995
Deferred revenue	33,253	35,115
Liabilities of discontinued operations	—	428

Total current liabilities	285,325	88,413
Long-term debt, net of current portion	331,874	547,798
Deferred customer acquisition revenue	44,209	31,662
Other liabilities	1,440	1,552

Total Liabilities	662,848	669,425

Commitments and contingencies (see Note 12)
Stockholders' equity:
Preferred stock, $.10 par value, 5,000,000 shares authorized	—	—
Common stock, $.01 par value, 150,000,000 shares authorized, 128,125,584 shares and 127,796,745 shares issued at December 31, 2003 and 2002, respectively	1,281	1,278
Additional paid-in capital	1,379,434	1,382,024
Accumulated other comprehensive income	78	—
Deficit	(1,200,007)	(1,165,596)
Investment in parent	—	(14,950)
Treasury stock, at cost, 29,842,905 and 29,840,405 shares at December 31, 2003 and 2002, respectively	(34,612)	(34,609)

Total stockholders' equity	146,174	168,147

Total Liabilities and Stockholders' Equity	$809,022	$837,572

The accompanying notes are an integral part of these consolidated financial statements.

PROTECTION ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Dollar amounts in thousands, except for per share amounts)

	Year Ended December 31,
	2003	2002	2001
Revenues:
Monitoring and related services	$256,266	$270,854	$317,358
Other	20,819	19,726	15,488

Total revenues	277,085	290,580	332,846
Cost of revenues (exclusive of amortization and depreciation shown below):
Monitoring and related services	73,205	78,635	100,603
Other	29,000	34,523	18,471

Total cost of revenues	102,205	113,158	119,074

Gross profit (exclusive of amortization and depreciation shown below)	174,880	177,422	213,772

Operating expenses:
Selling	31,517	28,607	17,171
General and administrative	77,744	84,377	108,841
Amortization and depreciation	80,252	82,440	195,773
Loss on impairment of customer accounts	—	338,104	—
Loss on impairment of goodwill	—	103,937	—

Total operating expenses	189,513	637,465	321,785

Operating loss	(14,633)	(460,043)	(108,013)
Other (income) expense
Interest expense	25,087	28,270	41,272
Related party interest	15,014	14,753	10,465
Gain on retirement of debt	—	(19,337)	(53,043)
Other	(2,829)	(602)	(125)

Loss from continuing operations before income taxes	(51,905)	(483,127)	(106,582)
Income tax benefit	17,494	148,852	21,572

Loss from continuing operations before accounting change	(34,411)	(334,275)	(85,010)
Loss from discontinued operations, net of taxes	—	(2,967)	(1,038)
Cumulative effect of accounting change, net of taxes
Continuing operations	—	(541,330)	—
Discontinued operations	—	(2,283)	—

Net Loss	$(34,411)	$(880,855)	$(86,048)

Other comprehensive income (loss), net of tax:
Unrealized gain on marketable securities	78	—	—
Unrealized gain (loss) on currency translation	—	863	(1,797)
Reclassification adjustment for losses included in sales of foreign operations	—	1,499	—

Comprehensive loss	$(34,333)	$(878,493)	$(87,845)

Net loss per common share, basic and diluted:
Loss from continuing operations per common share	$(0.35)	$(3.41)	$(0.81)
Loss from discontinued operations per common share	—	(0.03)	(0.01)
Cumulative effect of accounting change on continuing operations per common share	—	(5.52)	—
Cumulative effect of accounting change on discontinued operations per common share	—	(0.02)	—

Net loss per common share	$(0.35)	$(8.98)	$(0.82)

The accompanying notes are an integral part of these consolidated financial statements.

PROTECTION ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

	Year Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net loss	$(34,411)	$(880,855)	$(86,048)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on retirement of debt	—	(19,337)	(53,043)
Loss on discontinued operations, net of taxes	—	2,967	1,038
Cumulative effect of accounting change, net of taxes	—	543,613	—
Loss on impairment of customer accounts	—	338,104	—
Loss on impairment of goodwill	—	103,937	—
(Gain) loss on sale of branch assets	(2,092)	(722)	75
Amortization and depreciation	80,252	82,440	195,773
Amortization of debt costs and premium	735	2,281	1,394
Amortization of deferred customer acquisition costs in excess of amortization of deferred revenues	17,027	19,714	3,859
Deferred income taxes	8,469	(129,273)	(3,415)
Provision for doubtful accounts	774	4,566	5,888
Other	2	195	505
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Receivables	1,637	5,262	(6,221)
Related party tax receivable	(5,343)	(19,090)	1,524
Other assets	(175)	(2,319)	(2,635)
Accounts payable	(683)	108	(1,423)
Deferred revenue	(2,577)	(4,426)	(3,699)
Other liabilities	(4,580)	(3,774)	(16,761)

Net cash provided by operating activities	59,035	43,391	36,811
Cash flows from investing activities:
Installations and purchases of new accounts	(311)	(1,653)	(5,030)
Deferred customer acquisition costs	(42,823)	(45,533)	(28,790)
Deferred customer acquisition revenue	18,852	17,068	12,218
Purchase of property and equipment	(7,450)	(8,056)	(7,057)
Purchase of parent company bonds	—	(67,492)	—
Proceeds from sale of parent company bonds	—	67,492	—
Sale (purchase) of AV One, Inc.	1,411	(1,378)	—
Proceeds from disposition of assets and sale of customer accounts	2,850	18,609	20,935

Net cash used in investing activities	(27,471)	(20,943)	(7,724)
Cash flows from financing activities:
Payments on long-term debt	(10,159)	(84,032)	(92,184)
Proceeds from long-term debt	—	44	1,393
Borrowings from revolving credit facility	—	78,000	93,500
Sale (purchase) of parent company stock held as treasury	11,940	(13,537)	(1,413)
Purchase of treasury stock	(3)	(2,178)	(27,099)
Proceeds from sale of trademark	450	—	—
Issuance costs and other	359	(1,941)	(1,925)
Funding from parent	(722)	(1,306)	(151)

Net cash provided by (used in) financing activities	1,865	(24,950)	(27,879)

Net cash provided by (used in) discontinued operations	229	376	(148)

Net increase (decrease) in cash and cash equivalents	33,658	(2,126)	1,060
Cash and cash equivalents:
Beginning of period	1,545	3,671	2,611

End of period	$35,203	$1,545	$3,671

Cash paid for interest	$40,989	$45,202	$60,468

Cash paid for taxes, exclusive of benefits received from parent	$296	$231	$351

The accompanying notes are an integral part of these consolidated financial statements.

PROTECTION ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Dollar amounts in thousands)

	Common Stock						Accumulated Other Comprehensive Income(Loss)
			Treasury Stock	Additional Paid-In Capital	Investment In Parent Securities			Total Stockholders' Equity
	Shares	Amount				Deficit
Common Stock
December 31, 2000	120,207,987	$1,270	$(5,332)	$1,380,774	$—	$(198,693)	$(564)	$1,177,455
Exercise of options and warrants	65,568	1	—	612	—	—	—	613
Shares issued-ESPP	145,523	1	—	99	—	—	—	100
Intercompany transactions	—	—	—	(35)	—	—	—	(35)
Unrealized loss-currency translation	—	—	—	—	—	—	(1,797)	(1,797)
Acquisition of treasury stock	(22,013,592)	—	(27,099)	—	—	—	—	(27,099)
Investment in parent securities	—	—	—	—	(1,413)	—	—	(1,413)
Net loss	—	—	—	—	—	(86,048)	—	(86,048)

December 31, 2001	98,405,486	$1,272	$(32,431)	$1,381,450	$(1,413)	$(284,741)	$(2,361)	$1,061,776
Exercise of options and warrants	61,063	1	—	224	—	—	—	225
Shares issued-ESPP	489,791	5	—	372	—	—	—	377
Intercompany transactions	—	—	—	(22)	—	—	—	(22)
Unrealized loss-currency translation	—	—	—	—	—	—	2,361	2,361
Acquisition of treasury stock	(1,000,000)	—	(2,178)	—	—	—	—	(2,178)
Investment in parent securities	—	—	—	—	(13,537)	—	—	(13,537)
Net loss	—	—	—	—	—	(880,855)	—	(880,855)

December 31, 2002	97,956,340	$1,278	$(34,609)	$1,382,024	$(14,950)	$(1,165,596)	$—	$168,147
Exercise of options and warrants	178,600	2	—	168	—	—	—	170
Shares issued-ESPP	150,239	1	—	252	—	—	—	253
Unrealized gain-marketable securities	—	—	—	—	—	—	78	78
Acquisition of treasury stock	(2,500)	—	(3)	—	—	—	—	(3)
Investment in parent securities	—	—	—	(3,010)	14,950	—	—	11,940
Net loss	—	—	—	—	—	(34,411)	—	(34,411)

December 31, 2003	98,282,679	$1,281	$(34,612)	$1,379,434	$—	$(1,200,007)	$78	$146,174

The accompanying notes are an integral part of these consolidated financial statements.

PROTECTION ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    The Company:

        Protection One, Inc. ("Protection One" or the "Company"), is a publicly traded security alarm monitoring company. Protection One is principally engaged in the business of providing security alarm monitoring services, which include sales, installation and related servicing of security alarm systems for residential and business customers. On February 17, 2004, Westar Industries, Inc., a Delaware corporation ("Westar Industries") and a wholly owned subsidiary of Westar Energy, Inc., a Kansas corporation ("Westar Energy," and together with Westar Industries, "Westar"), sold approximately 87% of the issued and outstanding shares of the Company's common stock, par value $0.01 per share (the "Common Stock") to POI Acquisition I, Inc., a wholly-owned subsidiary of POI Acquisition, L.L.C. Both POI Acquisition, L.L.C. and POI Acquisition I, Inc. are entities formed by Quadrangle Capital Partners L.P., Quadrangle Select Partners L.P., Quadrangle Capital Partners-A L.P. and Quadrangle Master Funding Ltd. (collectively, "Quadrangle"). Westar retained approximately 1% of the Company's common stock, representing shares underlying restricted stock units granted to current and former employees of Westar. As part of the sale transaction, Westar Industries also assigned its rights and obligations as the lender under the revolving credit facility to POI Acquisition, L.L.C. Quadrangle paid approximately $122.2 million to Westar as consideration for both the common stock, revolving credit facility, including accrued interest of $2.2 million, and Westar could receive up to an additional $39.2 million that is contingent upon certain potential post-closing events. See Note 15 of the Consolidated Financial Statements "Subsequent Events" for additional discussion regarding the sale of the Company's common stock.

        The Company prepares its financial statements in conformity with generally accepted accounting principles. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The accompanying consolidated financial statements include the accounts of Protection One's wholly owned subsidiaries. All significant intercompany balances have been eliminated in consolidation.

        See Note 17 of the Consolidated Financial Statements for further discussion on Management's plan regarding liquidity and going concern issues.

2.    Summary of Significant Accounting Policies:

(a)    Stock Based Compensation.

        In December 2002, Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, it amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement requires that companies follow the prescribed format and provide the additional disclosures in their annual reports for fiscal years ending after December 15, 2002. The Company applies the recognition and measurement principles of Accounting Principles Board, or APB, Opinion No. 25, "Accounting for Stock Issued to Employees," as allowed by SFAS Nos. 123 and 148, and related interpretations in accounting for its stock-based compensation plans, as described in Note 7 of the Consolidated Financial Statements "Stock Warrants and Options." The Company has adopted the disclosure requirements of SFAS No. 148.

        For purposes of the pro forma disclosures required by SFAS No. 148, the estimated fair value of the options is amortized to expense on a straight-line method over the options' vesting period. Under SFAS No. 123, compensation expense would have been $0.7 million in 2003 and $0.9 million in 2002 and $2.8 million in 2001. Information related to the pro forma impact on the Company's earnings and earnings per share follows.

	Year ended December 31,
	2003	2002	2001
Loss available for common stock, as reported	$(34,411)	$(880,855)	$(86,048)
Add: Stock-based employee compensation expense included in reported net loss, net of related taxes	89	89	97
Deduct: Total stock option expense determined under fair value method for all awards, net of related tax effects	(676)	(880)	(2,808)

Loss available for common stock, pro forma	$(34,998)	$(881,646)	$(88,759)

Net loss per common share (basic and diluted):
As reported	$(0.35)	$(8.98)	$(0.82)
Pro forma	$(0.36)	$(8.99)	$(0.84)

(b)    Revenue Recognition

        Revenues are recognized when security services are provided. System installation revenues, sales revenues on equipment upgrades and direct and incremental costs of installations and sales are deferred for residential customers with monitoring service contracts. For commercial customers and our national account customers, revenue recognition is dependent upon each specific customer contract. In instances when the Company passes title to a system unaccompanied by a service agreement or the Company passes title at a price that it believes is unaffected by an accompanying but undelivered service, the Company recognizes revenues and costs in the period incurred. In cases where the Company retains title to the system or it prices the system lower than it otherwise would because of an accompanying service agreement, the Company defers and amortizes revenues and direct costs.

        The Company follows Staff Accounting Bulletin 101, or SAB 101, which requires the Company to defer certain system sales and installation revenues and expenses, primarily equipment, direct labor and direct and incremental sales commissions incurred. Deferred system and upgrade installation revenues are recognized over the expected life of the customer utilizing an accelerated method for residential and commercial customers and a straight-line method for our Multifamily customers. Deferred costs in excess of deferred revenue are recognized over the initial contract term, utilizing a straight-line method, typically two to three years for North America and five to ten years for Multifamily systems. To the extent deferred costs are less than deferred revenues, such costs are recognized over the estimated life of the customer.

        In 2003, the Company deferred approximately $18.9 million in revenues and approximately $42.8 million of associated direct and incremental selling and installation costs. In 2002, the Company deferred approximately $17.1 million in revenues and approximately $45.5 million of associated direct and incremental selling and installation costs. In 2001, the Company deferred approximately $12.2 million in revenues and approximately $28.8 million of associated direct and incremental selling and installation costs. Prior to 2001 the Company had acquired most of its customer accounts by acquisition or through an independent dealer program. In the dealer program, dealers billed and retained all installation revenues.

        Deferred revenues also result from customers who are billed for monitoring and extended service protection in advance of the period in which such services are provided, on a monthly, quarterly or annual basis. Revenues from monitoring activities are recognized in the period such services are provided.

(c)    Inventories

        Inventories, primarily comprised of alarm systems and parts, are stated at the lower of average cost or market. Inventory is shown net of an obsolescence reserve of $2.8 million and $3.6 million at December 31, 2003 and 2002, respectively. This reserve is determined based primarily upon current usage of the individual parts included in inventory.

(d)    Property and Equipment

        Property and equipment are stated at cost and depreciated using the straight-line method over estimated useful lives. Gains or losses from retirements and dispositions of property and equipment are recognized in income in the period realized. Repair and maintenance costs are expensed as incurred.

        Estimated useful lives of property and equipment are as follows:

Furniture, fixtures and equipment	5-10 years
Data processing and telecommunication	3-7 years
Leasehold improvements	lease term; generally 5-10 years
Vehicles	5 years
Buildings	40 years

(e)    Income Taxes

        The Company recognizes a liability or asset for the deferred tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. These temporary differences will result in taxable or deductible amounts in future years when reported amounts of the assets or liabilities are recovered or settled. The deferred tax assets are periodically reviewed for recoverability.

        The Company has a tax sharing agreement with Westar Energy. Pursuant to this agreement Westar Energy has in the past made payments to the Company for current tax benefits utilized by Westar Energy in its consolidated tax return irrespective of whether the Company would realize these current benefits on a separate return basis. As of December 31, 2003, other than for net operating loss carryforwards, no valuation allowance had been established by the Company because the tax sharing agreement utilizes a parent company down approach in the allocation of income tax expense among members of the consolidated tax group and, consistent with that approach, no valuation allowance had been allocated to the Company. During the first quarter of 2004, Westar completed its disposition of Protection One. Payment for subsequent benefits will, therefore, no longer be made, except for amounts owed with respect to losses the Company incurred prior to leaving the Westar consolidated tax group as a result of Westar selling its interest in the Company. Accordingly, a substantial portion of the Company's net deferred tax assets of $286.3 million at December 31, 2003 will be impaired. As discussed in Note 15 of the Consolidated Financial Statements "Subsequent Events," the Company will be required to record a non-cash charge against income for the portion of its net deferred tax assets determined not to be realizable. This charge will be material and will have a material adverse effect on its financial condition and results of operations.

(f)    Comprehensive Loss

        Comprehensive loss comprises net loss plus the unrealized gains and losses associated with foreign currency translations and available-for-sale investment securities.

(g)    Customer Accounts

        Customer accounts are stated at cost and are amortized over the estimated customer life. The cost includes amounts paid to dealers and the estimated fair value of accounts acquired in business acquisitions. Internal costs incurred in support of acquiring customer accounts are expensed as incurred.

        The choice of an amortization life is based on estimates and judgments about the amounts and timing of expected future revenues from customer accounts and average customer account life. Selected periods were determined because, in management's opinion, they would adequately match amortization cost with anticipated revenue. The Company periodically uses an independent appraisal firm to perform lifing studies on its customer accounts in order to assist management in determining appropriate lives of its customer accounts. These reviews are performed specifically to evaluate the Company's historic amortization policy in light of the inherent declining revenue curve over the life of a pool of customer accounts, and the Company's historical attrition experience. The Company has identified three distinct pools of customer accounts, each of which has distinct attributes that effect differing attrition characteristics.

        Our amortization rates consider the average estimated remaining life and historical and projected attrition rates. The amortization method for each customer pool is as follows:

Pool	Method
North America
—Acquired Westinghouse Customers	Eight-year 120% declining balance
—Other Customers	Ten-year 135% declining balance
Multifamily	Nine-year straight-line

        The results of a lifing study performed by a third party appraisal firm in the first quarter of 2002 showed a deterioration in the average remaining life of customer accounts. The report showed the Company's North America customer pool can expect a declining revenue stream over the next 30 years with an estimated average remaining life of nine years. The Company's Multifamily pool can expect a declining revenue stream over the next 30 years with an estimated average remaining life of ten years. Taking into account the results of the lifing study and the inherent expected declining revenue streams for North America and Multifamily, in particular during the first five years, the Company adjusted the amortization of customer accounts for its North America and Multifamily customer pools to better match the rate and period of amortization expense with the expected decline in revenues. In the first quarter of 2002, the Company changed its amortization rate for its North America pool to a ten-year 135% declining balance method from a ten-year 130% declining balance method. The change to this ten-year 135% accelerated method, provides for a better matching to the declining revenue stream, in particular during the first five years, when the year over year decline is greatest and a significant portion of the revenue stream is expected to be received. For the Multifamily pool, the Company will continue to amortize on a straight-line basis, utilizing a shorter nine year life. The change to the nine year life straight-line method provides for a better matching to the declining revenue stream, in particular during the first five years, when the decline is greatest and a significant portion of the revenue stream is expected to be received. The Company accounted for these amortization changes prospectively beginning January 1, 2002, as a change in estimate. These changes in estimates increased amortization expense for the year ended December 31, 2002 on a pre-tax basis by approximately $1.3 million and on an after tax basis by approximately $0.8 million. The change in estimate had no significant impact on reported earnings per share.

        Effective January 1, 2002, the Company adopted SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets," and SFAS No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets." To implement the new standards, an independent appraisal firm was engaged to help management estimate the fair values of goodwill and customer accounts. Based on this analysis completed during 2002, the Company recorded a net charge of approximately $765.2 million, net of tax, of which $543.6 million was related to goodwill and $221.6 million was related to customer accounts. These accounting standards, the related charge and other related information are detailed in Note 14 of the Consolidated Financial Statements "Impairment Charges."

        Due to the levels of customer attrition experienced in 2001 and because of recurring losses, management performed impairment tests on its customer account asset and goodwill in 2001. These tests indicated that future estimated undiscounted cash flows exceeded the sum of the recorded balances for customer accounts and goodwill and no impairment charge was recorded in 2001. Additionally, no impairment charge for the customer account asset was deemed to be necessary in 2003.

(h)    Goodwill

        Goodwill represents the excess of the purchase price over the fair value of net assets of businesses acquired. In 2001, goodwill was amortized over its estimated remaining useful life based on a 20-year life.

        Beginning January 1, 2002, goodwill is no longer amortized. Accounting rules adopted on January 1, 2002 do not permit amortization and require an annual impairment test. See Note 14 of the Consolidated Financial Statements "Impairment Charges" for information regarding an impairment recorded in 2002. The Company established July 1 as its annual impairment testing date. The Company completed an annual impairment test during the third quarter of 2002 and determined that no additional impairment was required as of that date.

        After regulatory actions, including Kansas Corporation Commission Order No. 55, which prompted Westar to advise the Company that it intended to dispose of its investment in the Company, the independent appraisal firm was again retained to perform an additional valuation so that the Company could perform an impairment test as of December 31, 2002. Order No. 55 limited the amount of capital Westar Energy could provide to the Company which increased the Company's risk profile. Therefore, the Company reevaluated its corporate forecast, reducing the amount of capital invested over its forecast horizon, and lowered its base monthly recurring revenue to incorporate actual 2002 results, which resulted in a lower valuation than the July 1, 2002 valuation. The Company recorded an additional $90.7 million impairment charge, net of $13.3 million tax, to reflect the impairment of all remaining goodwill of its North America segment in the fourth quarter of 2002.

        The Company performed impairment testing during the third quarter of 2003 and determined that no additional impairment was required as of that date.

        The Company is required to perform impairment tests for long-lived assets prospectively when the Company determines that indicators of impairment are present. Declines in market value of its business or the value of its customer accounts that may be incurred prospectively may also require additional impairment charges. Any such impairment charges could be material.

        Goodwill amortization expense was $48.6 million, excluding $0.3 million related to the discontinued Canadian operations for the year ended December 31, 2001. Accumulated amortization was $150.1 million at December 31, 2001.

(i)    Cash and Cash Equivalents

        All highly liquid investments purchased with a remaining maturity of three months or less at the date acquired are cash equivalents. These investments, consisting of money market funds, are stated at cost, which approximates market.

(j)    Restricted Cash

        Restricted cash on the accompanying balance sheet represents a trust account established as collateral for the benefit of the insurer of the Company's workers' compensation claims. The Company receives interest income earned by the trust.

(k)    Receivables

        Gross receivables, which consist primarily of trade accounts receivable, of $30.6 million at December 31, 2003 and $32.4 million at December 31, 2002 have been reduced by allowances for doubtful accounts of $6.9 million and $6.3 million, respectively.

        The Company's policy for North America is to establish a reserve for a percentage of a customer's total receivable balance when any portion of that receivable balance is greater than 30 days past due. This percentage, which is based on the Company's historical experience, is increased as any portion of the receivable ages until it is fully reserved and written off when it is 120 days past due and the account is disconnected and turned over to a collection agency. Additionally, once the customer's balance is greater than 120 days past due, all other receivable balances associated with that customer, irrespective of how many days past due, are deemed to be 120 days past due and fully reserved. In certain instances, based upon the discretion of the local general manager, credit can be extended and the account may remain active.

        The Company's policy for Multifamily's reserve is based on the specific identification approach.

(l)    Marketable securities

        The Company's marketable securities are available-for-sale and consist of 16,168 shares of MetLife stock received as part of MetLife's demutualization. The securities are recorded at market value with a balance of $0.5 million at December 31, 2003, which includes $0.1 million of unrealized gains.

(m)    Advertising Costs

        Printed materials are expensed as incurred. Broadcast advertising costs are expensed upon the first broadcast of the respective advertisement. Total advertising expense was $2.8 million, $3.9 million and $3.4 million, during the years ended December 31, 2003, 2002, and 2001, respectively.

(n)    Concentrations of Credit Risk

        Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade receivables from a large number of customers, including both residential and commercial, dispersed across a wide geographic base. The Company extends credit to its customers in the normal course of business, performs periodic credit evaluations and maintains allowances for the potential credit losses. The Company has customers located throughout the United States. The Company does not believe a significant risk of loss from a concentration of credit risk exists.

(o)    Loss Per Share

        Loss per share is presented in accordance with SFAS No. 128 "Earnings Per Share". Weighted average shares outstanding were as follows:

	December 31,
	2003	2002	2001
Weighted average shares outstanding	98,129,343	98,071,206	105,458,601

        The Company had outstanding stock options and warrants of which approximately 5.6 thousand, 1.7 million and 0.6 million represent dilutive potential common shares for the years ended December 31, 2003, 2002 and 2001. These securities were not included in the computation of diluted earnings per share since to do so would have been antidilutive for all periods presented.

(p)    New Accounting Standards

        Consolidation of Variable Interest Entities.    In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51." This interpretation was replaced by FIN No. 46R in December of 2003. The revised interpretation (FIN No. 46R) provides guidance related to identifying variable interest entities and determining whether such entities should be included in consolidated financial statements. Special provisions apply to enterprises that have fully or partially applied Interpretation 46 prior to issuance of FIN No. 46R. Otherwise, application of FIN

No. 46R (or Interpretation 46) is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities, commonly referred to as special-purpose entities, for periods ending after December 15, 2003. The Company adopted the provisions of FIN No. 46R in 2003. The Company does not have any variable interest entities and therefore has no impact from this interpretation.

        Accounting for Financial Instruments with Characteristics of Both Liabilities and Equity. In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This statement establishes standards for classification and measurement of certain financial instruments. The statement requires financial instruments within its scope to be classified as liabilities in most circumstances. The Company adopted SFAS No. 150 in the second quarter of 2003. The Company does not have any financial instruments that are within the scope of SFAS No. 150, and therefore has no impact from this statement.

(q)    Prior Year Reclassification

        Certain reclassifications have been made to prior year information to conform with current year presentation.

3.    Property and Equipment:

        Property and equipment are summarized as follows (in thousands):

	December 31,
	2003	2002
Furniture, fixtures and equipment	$7,507	$7,199
Data processing and telecommunication	69,894	65,836
Leasehold improvements	3,127	5,085
Vehicles	14,066	13,892
Buildings and other	6,194	6,654

	100,788	98,666
Less accumulated depreciation	(68,867)	(60,912)

Property and equipment, net	$31,921	$37,754

        Depreciation expense was $11.6 million, $13.5 million and $15.3 million for the years ended December 31, 2003, 2002 and 2001, respectively.

4.    Intangible Assets—Customer Accounts and Goodwill:

        The following is a rollforward of the investment in customer accounts for the following years (in thousands):

	December 31,
	2003	2002
Beginning customer accounts	$680,349	$1,283,495
Acquisition of customer accounts	259	1,195
Impairment charge (Note 14)	—	(603,285)
Sale of accounts	(28)	(398)
Purchase holdbacks and other	348	(658)

	680,928	680,349
Less accumulated amortization	(436,184)	(367,564)

Ending customer accounts, net	$244,744	$312,785

        Amortization expense was $68.6 million, $68.9 million and $132.0 million for the years ended December 31, 2003, 2002 and 2001, respectively. As part of the impairment charge in 2002, approximately $265.2 million of accumulated amortization was written off.

        The table below reflects the estimated aggregate customer account amortization for each of the five succeeding years on the Company's existing customer account base as of December 31, 2003 (in thousands):

	2004	2005	2006	2007	2008
Estimated amortization expense	$68,612	$52,322	$51,961	$45,641	$20,000

        The changes in carrying amounts of goodwill for the years ended December 31, 2003 and 2002, are as follows (in thousands):

	North America Segment	Multifamily Segment	Total
Balance as of January 1, 2002	$613,414	$150,035	$763,449
Impairment losses (Note 14)	(613,414)	(104,188)	(717,602)
Realization of purchased tax assets	—	(4,000)	(4,000)

Balance as of December 31, 2002 and 2003	—	$41,847	$41,847

5.    Long-Term Debt:

        Long-term debt and the fixed or weighted average interest rates are as follows (in thousands):

	December 31,
	2003	2002
Revolving Credit Facility maturing January 5, 2005, variable 7.8%(a)	$215,500	$215,500
Senior Subordinated Notes, maturing January 2009, fixed 8.125%	110,340	110,340
Senior Unsecured Notes, maturing August 2005, fixed 7.375%	190,925	190,925
Senior Subordinated Discount Notes, maturing June 2005, fixed 13.625%(b)	30,609	31,033
Convertible Senior Subordinated Notes, maturing September 2003, fixed 6.75%	—	9,725
Other debt obligations, including capital leases	—	434

	547,374	557,957
Less current portion(c)	(215,500)	(10,159)

Total long-term debt	$331,874	$547,798

(a)
Represents weighted average interest rate before fees on borrowings under the facility at December 31, 2003. The weighted-average annual interest rate before fees on borrowings at December 31, 2002 was 5.2%.

(b)
The effective rate to the Company is 11.8% due to amortization of a premium related to the notes. The unamortized balance of the premium at December 31, 2003 and 2002 was $0.7 million and $1.2 million, respectively.

(c)
Current maturity is based on Westar's execution of a definitive sales agreement on December 23, 2003 to dispose of the Company.

        During 2003 the Company retired at face value $9.7 million of its 6.75% bonds that matured. During 2002 the Company acquired $103.2 million of its bonds for $83.2 million resulting in a gain of $19.3 million. During 2001 the Company acquired $146.0 million of its bonds for $91.7 million resulting in a gain of $53.0 million. In some cases these debt securities were acquired from Westar Industries limiting the amount of gain.

Revolving Credit Facility

        The revolving credit facility provides for borrowings up to $215.5 million with a variable interest rate and currently expires on January 5, 2005. The revolving credit facility's terms provide that it must be paid in full upon a change in control. The revolving credit facility has been reflected as a current liability based on Westar's execution of a definitive sales agreement on December 23, 2003 to dispose of the Company. Because of the potential default that existed at the end of 2003 related to Westar's pending sale of its ownership interest in the Company, the Company's outstanding borrowings under the revolving credit facility are currently ABR borrowings and are at a rate higher than previous Eurodollar borrowings. The Company and Quadrangle entered into a standstill agreement, which among other things, prohibits the Company from making borrowings under the facility and also prohibits Quadrangle from exercising its remedies under the facility for a period not to exceed 90 days if certain conditions are met.

        The weighted-average annual interest rate after fees on all borrowings under the facility was 6.3%, 7.0% and 9.0% for the years ended December 31, 2003, 2002, and 2001 respectively.

Senior Subordinated Notes

        In 1998, the Company issued $350 million aggregate principal amount of unsecured 8 1/8% senior subordinated notes. As a result of the completion of a registered offer to exchange a new series of 8 1/8% Series B senior subordinated notes for a like amount of the Company's outstanding 8 1/8% senior subordinated notes, effective June 1, 2001 the annual interest rate on all of such outstanding notes decreased from 8 5/8% to 8 1/8%. Interest on these notes is payable semi-annually on January 15 and July 15. The notes are redeemable at the Company's option, in whole or in part, at a predefined price.

Senior Notes

        In 1998, the Company issued $250 million of 7 3/8% senior notes. Interest is payable semi-annually on February 15 and August 15. As described in Note 15 of the Consolidated Financial Statements, the Company did not make the interest payment that was due on February 17, 2004 and has 60 days before the grace period expires. Upon expiration of the grace period, the trustee or the holders of the notes may declare such notes to be immediately due and payable. The notes are redeemable at the Company's option, in whole or in part, at a predefined price. As of December 31, 2003, approximately $26.6 million of these notes were held by Westar.

Senior Subordinated Discount Notes

        In 1995, a predecessor to the Company issued $166 million aggregate principal amount of unsecured senior subordinated discount notes with a fixed interest rate of 13 5/8% which were revalued to reflect an 11.8% effective interest rate in connection with a 1997 business combination. Interest payments began in 1999 and are payable semi-annually on June 30 and December 31. As of June 30, 2000, the notes became redeemable, at the Company's option, at a specified redemption price.

        The indenture relating to the Company's 13 5/8% senior subordinated discount notes requires the Company to give notice of its intention to repurchase the notes within 30 days following the date of a change in control and to consummate the repurchase within 60 days of such notification. Under the terms of this indenture, because the Company did not offer to repurchase such notes, such inaction constitutes a covenant breach, which breach, if not cured within 30 days after receipt of appropriate notice, would constitute an event of default under the indenture for the 13 5/8% senior subordinated discount notes. Furthermore, upon any such event of default, the trustee or the holders of such senior subordinated discount notes may seek to exercise certain remedies available to them under the indenture governing the notes, including, without limitation, acceleration of the notes, which acceleration, if not rescinded or satisfied, would cause a cross default to be triggered under the indenture for the 8 1/8% senior subordinated notes, which had aggregate outstanding principal of $110.3 million as of March 15, 2004. If such acceleration and cross default should occur, the Company does not have the funds available to repay the indebtedness, and could be forced to seek relief under the U.S. Bankruptcy Code or an out-of-court restructuring.

Convertible Senior Subordinated Notes

        In 1996, the Company issued $103.5 million aggregate principal amount of 6 3/4% convertible senior subordinated notes. These notes matured in September 2003 and have been paid in full.

Other

        This category represents debt obligations for software leases. The weighted average interest rate on these obligations approximates 6.92% for 2002. These obligations were satisfied during 2003.

Debt Maturities

        Debt maturities other than under the Company's revolving credit facility, and exclusive of the potential impact of any uncured conditions of default (see Note 15 of the Consolidated Financial Statements "Subsequent Events"), are as follows (in thousands):

2004	—
2005	220,797	(a)
2006	—
2007	—
2008 and thereafter	110,340

Total	$331,137

(a)
Excludes $0.7 million premium on the 13 5/8% senior subordinated discount notes at December 31, 2003.

Financial and operating covenants

        Most of these debt instruments contain restrictions based on earnings before interest, taxes, depreciation, and amortization, or EBITDA. The definition of EBITDA varies among the various indentures and the revolving credit facility. EBITDA is generally derived by adding to income (loss) before income taxes, the sum of interest expense and depreciation and amortization expense, including amortization of deferred customer acquisition costs and deducting amortization of deferred revenues. However, under the varying definitions of the indentures, additional adjustments are sometimes required.

        The Company's revolving credit facility contains financial and operating covenants which may restrict the Company's ability to incur additional debt, pay dividends, make loans or advances and sell assets. Under the standstill agreement executed with Quadrangle, the Company has received a waiver of certain specified defaults for a period not to exceed 90 days, if certain conditions are met.

Debt Instrument	Financial Covenant
Revolving Credit Facility	Total consolidated debt/annualized most recent quarter EBITDA—less than 5.75 to 1.0

Consolidated annualized most recent quarter EBITDA/latest four fiscal quarters interest expense—greater than 2.10 to 1.0
Senior Subordinated Notes	Current fiscal quarter EBITDA/current fiscal quarter interest expense—greater than 2.25 to 1.0
Senior Subordinated Discount Notes	Total debt/annualized current quarter EBITDA—less than 6.0 to 1.0 Senior debt/annualized current quarter EBITDA—less than 4.0 to 1.0

        At December 31, 2003, the Company believed it was in compliance with the covenants under the revolving credit facility and the indentures relating to the Company's other indebtedness. The Company's ability to comply with the ratios and the tests will be affected by events outside its control and there can be no assurance that the Company will continue to meet those tests. Failure to meet the tests would place additional restrictions on the Company's ability to incur indebtedness. A violation of these restrictions would result in an event of default which would allow the lenders to declare all amounts outstanding immediately due and payable.

        Following the change in control on February 17, 2004, the revolving credit facility is in default, and the Company is required to (i) make an offer to the holders of the Company's 13 5/8% senior subordinated discount notes to purchase the notes at approximately 101% of par and (ii) make an offer to the holders of the Company's 7 3/8% senior notes and 8 1/8% senior subordinated notes to purchase the notes at 101% of par if such change in control is coupled with the withdrawal of the rating of the notes or two ratings downgrades by one of certain specified rating agencies provided that such withdrawal or downgrade occurs within 90 days after the date of public notice of the occurrence of the change in control or the intention to effect the change in control.

        See Note 15 "Subsequent Events" for further discussion.

6.    Related Party Transactions

  Kansas Corporation Commission

        On November 8, 2002, the Kansas Corporation Commission, or KCC, issued Order No. 51 which required Westar Energy to initiate a corporate and financial restructuring, reverse specified accounting transactions described in the Order, review, improve and/or develop, where necessary, methods and procedures for allocating costs between utility and non-utility businesses for KCC approval, refrain from any action that would result in its electric businesses subsidizing non-utility businesses, reduce outstanding debt giving priority to reducing utility debt and, pending the corporate and financial restructuring, imposed standstill limitations on Westar Energy's ability to finance non-utility businesses including the Company. These standstill protections required that Westar Energy seek KCC approval before it takes actions such as making any loan to, investment in or transfer of cash in excess of $100,000 to the Company or another non-utility affiliate, entering into any agreement with the Company or another non-utility affiliate where the value of goods or services exchanged exceeds $100,000, investing by Westar Energy or Westar Energy's affiliate, of more than $100,000 in an existing or new non-utility business and transferring any non-cash assets or intellectual property to the Company or another non-utility affiliate. In addition, Westar Energy must charge interest to the Company and other non-utility affiliates at the incremental cost of their debt on outstanding balances of any existing or future inter-affiliate loans, receivables or other cash advances due Westar Energy. The Order also suggested that the sale by Westar Energy of the Company's stock should be explored, along with other alternatives, as a possible source of cash to be used to reduce Westar Energy debt. An additional provision affecting the Company includes a requirement that it cannot sell assets having a value of $100,000 or more with prior KCC approval.

        On December 23, 2002, the Kansas Corporation Commission issued Order No. 55 clarifying and modifying the November 8, 2002 Order. One such clarification was that Westar Energy and Westar Industries would be prohibited from making payments to the Company under the tax sharing agreement until certain requirements were met by Westar Energy regarding its debt.

        On January 10, 2003, Protection One filed a petition seeking reconsideration of certain aspects of Order No. 55. Specifically, the Company requested that the Commission reconsider and revise Order No. 55 so that it clearly does not interfere with the Company's contractual arrangements with Westar Energy and Westar Industries, including, but not limited to the tax sharing agreement and the revolving credit facility.

        On February 11, 2003, the parties to the KCC proceeding filed a Limited Stipulation and Agreement, which sought the KCC's approval for Protection One to sell all of its Westar Energy stock to Westar Energy. The KCC approved the Limited Stipulation and Agreement on February 14, 2003. Protection One sold its Westar Energy stock to Westar Energy on February 14, 2003 for $11.6 million. At December 31, 2002 this Westar Energy stock was recorded as a reduction of stockholders' equity, similar to treasury stock, in the amount of $15.0 million.

        On February 25, 2003, the Company entered into a partial Stipulation and Agreement, which is referred to as the reconsideration agreement, with the Staff of the KCC, Westar Energy, Westar Industries and an intervenor. The reconsideration agreement requested that the KCC issue an order granting limited reconsideration and clarification to its order issued December 23, 2002. The reconsideration agreement also requested that the KCC authorize Westar Energy and Westar Industries to perform their respective obligations to the Company under the tax sharing agreement and the revolving credit facility. Additionally, the reconsideration agreement provided that, among other things: (a) the maximum borrowing capacity under the revolving credit facility will be reduced to $228.4 million and the maturity date may be extended one year to January 5, 2005; (b) Westar Energy may provide funds to Westar Industries to the extent necessary to perform its obligations to the

Company under the revolving credit facility; (c) Westar Energy will reimburse the Company approximately $4.4 million for expenses incurred in connection with services provided by Protection One Data Services and AV One, Inc. to Westar Energy and Westar Industries, and for the sale of AV One, Inc. to Westar Energy and (d) the management services agreement between the Company and Westar Industries was cancelled.

        On March 11, 2003, the KCC issued Order No. 65 conditionally approving the reconsideration agreement. The KCC imposed the following on the terms of the reconsideration agreement: (a) the revolving credit facility must be paid off upon the sale of all or a majority of Protection One common stock held by Westar Industries, and this pay-off must be a condition of any sale by Westar Industries of Protection One's stock; (b) Westar Energy must provide advance notice to the KCC if the payment to the Company under the tax sharing agreement exceeds approximately $20 million; (c) Protection One must receive KCC approval prior to selling any assets exceeding $100,000 and Westar Energy and Westar Industries must receive KCC approval prior to selling their stock in Protection One; and (d) Protection One must waive certain potential claims against Westar Energy and Westar Industries relating to certain inter-company agreements. In addition, the KCC reserved the right to impose a deadline for the sale by Westar Industries of its Protection One stock. Westar Energy was precluded from extending any credit to the Company except for borrowings the Company may have made under the revolving credit facility.

        In addition, on March 19, 2003, the Company submitted two letters to the KCC in response to KCC Order No. 65, one of which was addressed to the KCC and the other of which was addressed to Westar Energy. As described in the letters, the Company agreed to (i) release Westar Energy from certain claims relating to Protection One Data Services, Inc. ("PODS"), AV One, Inc. and the management services agreement and (ii) accept the conditions set forth in Order No. 65 relating to matters other than PODS, AV One, Inc. and the management services agreement. The Company does not intend to seek reconsideration of Order No. 65.

        On January 2, 2004, Westar Energy and Westar Industries filed a Joint Motion with the KCC to sell Westar Industries' equity interest in Protection One to Quadrangle. The Joint Motion also sought to assign Westar Industries' interest in the revolving credit facility to Quadrangle. In the alternative, the Joint Motion sought permission for Westar Energy to sell its shares of stock in Westar Industries to Quadrangle, at which time Westar Industries' assets and liabilities would consist of the revolving credit facility and its equity interest in Protection One. On February 13, 2004, the KCC approved the Joint Motion.

  Revolving Credit Facility

        The Company had outstanding borrowings under the revolving credit facility with Westar Industries of $215.5 million at December 31, 2003 and 2002. The Company accrued interest expense of $12.6 million, $12.3 million and $10.5 million and made interest payments of $13.1 million, $12.4 million and $10.4 million on borrowings under the facility for the years ended December 31, 2003, 2002 and 2001, respectively. Pursuant to the reconsideration agreement, the maximum borrowing capacity of the revolving credit facility was reduced from $280.0 million to $228.4 million. Accordingly, Westar Energy agreed to refund approximately $0.5 million to the Company in amendment fees. This amount was refunded on June 24, 2003 upon execution of the Thirteenth Amendment to the revolving credit facility.

        On June 30, 2003 the Company paid $0.5 million amendment fee to Westar Industries for the Fourteenth Amendment to the revolving credit facility. This amendment extended the maturity date of the revolving credit facility to January 5, 2005 and increased the applicable margin on Eurodollar borrowings to 5.00%.

  Sale of trademark rights

        On June 30, 2003 Westar Industries paid the Company approximately $0.5 million partially as consideration for the Company's grant of a license to Protection One Europe Holding S.A. to use the Protection One trademark and name in certain European countries. Revenues from this agreement will be recognized over the life of the licensing agreement.

  Securities transactions with Westar

        During 2002 and 2001, respectively, the Company acquired from Westar Industries $83.9 million and $93.7 million face value of the Company's bonds for $66.8 million and $61.8 million, respectively. These bonds were purchased at Westar Industries' cost which generally approximated fair value. As a result of these transactions, a gain of $16.6 million and $31.6 million was recognized in 2002 and 2001, respectively. No bonds were repurchased from Westar Industries in 2003.

        During 2002, the Company acquired approximately $41.2 million of Westar Energy 6.25% notes, approximately $21.6 million of Westar Energy 6.875% notes, and approximately $4.6 million of Westar Energy 7.125% notes. All of these notes were subsequently sold at cost to Westar Energy prior to June 30, 2002. In addition, in the first quarter of 2002 the Company acquired $0.3 million of Westar Energy preferred securities and $0.1 million of ONEOK, Inc. common stock, all of which were subsequently sold at cost to Westar Energy on March 27, 2002. During 2002 the Company acquired in open market purchases approximately $12.6 million of Westar Energy common stock and approximately $1.5 million of Westar Energy preferred stock. During 2002, the Company received dividends of approximately $0.1 million and $0.5 million on Westar Energy preferred stock and common stock, respectively. The dividends were recorded as a reduction in basis in Westar Energy equity securities. At December 31, 2002, the Company held 850,000 shares of Westar Energy common stock at a cost of approximately $13.0 million and 34,213 shares of Westar Energy preferred stock at a cost of approximately $2.0 million for a combined cost of approximately $15.0 million which is reflected in the equity section of the Company's balance sheet. These securities were sold to Westar Energy on February 14, 2003 for approximately $11.6 million. The difference between the cost and proceeds received from Westar Energy was reflected as a reduction of contributed capital from Westar Energy in the first quarter of 2003.

        At December 31, 2003 and 2002, Westar held approximately $26.6 million of the Company's 7 3/8% senior notes which it acquired in prior years.

  Wichita building purchase

        In the second quarter of 2002, the Company exercised its option to buy an office building located in downtown Wichita, Kansas, from Kansas Gas and Electric Company, a wholly owned subsidiary of Westar Energy, for the appraised fair market value of approximately $0.5 million.

  Treasury stock

        The Company acquired 16,101,892 shares of its common stock at market prices from Westar Industries during the year ended December 31, 2001 for $19.5 million. The Company reports these shares as treasury stock, at cost, in the equity section of the accompanying balance sheet. As of December 31, 2003 and 2002, the Company's shares of common stock owned by Westar Energy and Westar Industries represented approximately 88% of the total outstanding shares.

  Tax receivable related to tax sharing agreement

        The Company had a receivable balance of $26.1 million and $20.7 million at December 31, 2003 and 2002, respectively, relating to the tax sharing agreement with Westar Energy. Subsequent to December 31, 2002, upon completion of the 2002 income tax return by Westar, along with adjustments from amended income tax returns, an additional receivable of $12.8 million was recorded in 2003. An additional $12.6 million receivable was recorded for the estimated tax benefit generated in 2003 that Westar Energy will be able to utilize in its 2003 consolidated income tax return. In December 2003 the Company received $20.0 million from Westar Energy as partial payment for the tax benefit utilized in their 2002 tax return filed in the third quarter of 2003. In February 2002, the Company received $1.7 million from Westar Energy for payment of the tax receivable at December 31, 2001. In October 2001, the Company received $7.3 million and $11.8 million from Westar Energy under the tax sharing agreement for tax year 2000 and the estimated tax benefit through September 30, 2001, respectively. See Note 8 of the Consolidated Financial Statements "Income Taxes" for further discussion relating to income taxes and the tax sharing agreement.

  Shared services and management services agreements

        Westar Energy provides administrative services at its fully loaded cost to the Company pursuant to an agreement which is referred to as the administrative services agreement, which includes accounting, tax, audit, human resources, legal, purchasing and facilities services. Charges of approximately $4.3 million were incurred for the year ended December 31, 2003, compared to charges of approximately $3.9 million and $8.1 million for the year ended December 31, 2002 and 2001, respectively. The Company had a net balance due to Westar Energy primarily for these services of $0.3 million and $1.0 million at December 31, 2003 and 2002, respectively. The Company rents office space for its corporate headquarters from Westar on a month-to-month basis. The Company paid approximately $0.6 million for rent for each of the years ended December 31, 2003, 2002 and 2001.

        In November 2001, the Company entered into an agreement, which is referred to as the management services agreement, pursuant to which it paid to Westar Industries, beginning with the quarter ended March 31, 2002, a financial advisory fee, payable quarterly, equal to 0.125% of the Company's consolidated total assets at the end of each quarter. The Company incurred $3.6 million of expense for the year ended December 31, 2002 for the financial advisory fee which is included in general and administrative expenses on the income statement. During the fourth quarter of 2002, the management fee was suspended and no additional cost was incurred in the fourth quarter. This agreement was terminated in accordance with the reconsideration agreement. There was no balance due under the management services agreement at December 31, 2002.

  AV ONE and Protection One Data Services

        On June 5, 2002, the Company acquired the stock of a wholly owned subsidiary of Westar Industries named Westar Aviation, Inc. for approximately $1.4 million. The Company subsequently changed the name of the newly acquired corporation to AV ONE, Inc. ("AV ONE") and entered into an aircraft reimbursement agreement with Westar Industries. Under this agreement, Westar Industries agreed to reimburse AV ONE for certain costs and expenses relating to its operations. Through September 30, 2002, AV ONE incurred approximately $1.4 million in expenses for which the Company received reimbursement from Westar Industries in October 2002. In accordance with the reconsideration agreement, Westar Energy reimbursed the Company for all costs incurred relating to the services provided to Westar Energy and Westar Industries and on March 21, 2003, repurchased the stock of AV ONE at book value. The Company did not incur any gain or loss on the transaction since the sale was transacted at book value.

        In June 2002, the Company formed a wholly owned subsidiary named Protection One Data Services, Inc. (PODS) and on July 1, 2002 transferred to it approximately 42 of its Information Technology employees. Effective July 1, 2002, PODS entered into an outsourcing agreement with Westar Energy pursuant to which PODS provided Westar Energy information technology services. As a condition of the agreement, PODS offered employment to approximately 100 Westar Energy Information Technology employees. Operation of the subsidiary and the provision of such services were discontinued as of December 31, 2002. Revenues from these operations totaled $11.2 million for the six months of their operation ending December 31, 2002 and net income of $0.3 million for that period are included in the consolidated statements of operations under "discontinued operations." The approximately 142 Information Technology employees that had accepted employment with PODS were transferred back to their respective companies as of the December 31, 2002. PODS had a $1.1 million receivable from Westar Energy as of December 31, 2002. On March 21, 2003, in accordance with the Reconsideration Agreement, Westar Energy paid the Company $1.1 million for the balance due under the outsourcing agreement as of December 31, 2002.

  Other related party information

        In late 2002 and early 2003, Westar Energy and various AV One personnel were served with subpoenas by the grand jury of the United States District Court for the District of Kansas, concerning, among other things, the use of aircraft leased by Westar Industries, and by AV One. The Company cooperated with the grand jury and Westar Energy in connection with such subpoenas. On December 4, 2003, two former executives of Westar Energy, who were also previous members of the Company's Board of Directors, were indicted by the grand jury for various alleged offenses, including alleged misuse of and improper accounting related to these aircraft. It is the Company's understanding that the grand jury's investigation into these issues has been concluded.

        The Company's chief executive officer, Richard Ginsburg, and its chief financial officer, Darius Nevin, held similar positions with Guardian International, Inc. (Guardian) prior to taking their current positions with the Company. The Company granted Guardian an option to purchase an aggregate of 250,000 shares of the Company's common stock in connection with the Company's hiring of Mr. Ginsburg. See Note 7 of the Consolidated Financial Statements "Stock Warrants and Options" for additional discussion regarding these options. In November 2001, the Company sold a portfolio of customer accounts for approximately $0.1 million to Mutual Central Alarm Services, Inc. (Mutual), a wholly owned subsidiary of Guardian. In December 2001, the Company purchased a portfolio of customer accounts from Guardian for approximately $0.4 million. Westar Energy is a significant holder of Guardian's preferred stock.

7.    Stock Warrants and Options:

        The Company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees." Under APB No. 25, the Company recognizes no compensation expense related to employee stock options that are granted with an exercise price at or greater than the market price on the day of grant.

        A summary of warrant and option activity for the Company's common stock from December 31, 2000 through December 31, 2003 is as follows:

	Warrants And Options	Weighted Average Exercise Price
Outstanding at December 31, 2000	4,664,533	$6.294
Granted	2,045,541	1.329
Exercised	(65,568)	1.438
Surrendered	(974,394)	4.658

Outstanding at December 31, 2001	5,670,112	$4.840
Granted	797,500	2.201
Exercised	(60,621)	1.422
Surrendered	(1,144,138)	10.063

Outstanding at December 31, 2002	5,262,853	$3.344
Granted	40,000	1.200
Exercised	(178,600)	0.183
Surrendered	(792,967)	5.672

Outstanding at December 31, 2003	4,331,286	$3.029

        The table below summarizes stock options and warrants for the Company's common stock outstanding as of December 31, 2003:

Description	Range of Exercise Price	Number of Shares of Common Stock	Weighted- Average Remaining Contractual Life in years	Weighted Average Exercise Price
Exercisable
Fiscal 1995	$6.375-$6.500	10,800	1 year	$6.444
Fiscal 1996	8.000-13.875	24,000	2 years	9.469
Fiscal 1997	9.500	44,000	3 years	9.500
Fiscal 1998	11.000	213,000	4 years	11.000
Fiscal 1999	5.250-8.9275	284,914	5 years	8.274
Fiscal 2000	1,3125-1.4375	290,695	6 years	1.431
Fiscal 2001	0.875-1.480	1,249,912	7 years	1.328
Fiscal 2002	2.070-2.750	256,575	8 years	2.204
1995 Note Warrants	3.890	780,837	1 year	3.890

		3,154,733

Not exercisable
2001 options	0.8750-1.480	615,628	7 years	1.328
2002 options	2.070-2.750	520,925	8 years	2.204
2003 options	1.200	40,000	9 years	1.200

		1,176,553

Outstanding		4,331,286

        On April 16, 2001, the Company granted an option to purchase an aggregate of 875,000 shares of its common stock to Richard Ginsburg as part of his employment agreement with the Company. The option has a term of ten years and vests ratably over the next three years. The purchase price of the shares issuable pursuant to the option is $1.32 per share while the fair market value of the common stock at the date of the option grant was $1.79 per share resulting in $0.4 million in deferred compensation expense amortized over three years. The expense amount was $0.1 million for each of the years ending December 31, 2003, 2002 and 2001.

1994 Stock Option Plan

        The 1994 Stock Option Plan, which is referred to as the Plan, approved by the Protection One stockholders in June 1994, provides for the award of incentive stock options to directors, officers and key employees under the Plan. A total of 1,300,000 shares are reserved for issuance, subject to such adjustment as may be necessary to reflect changes in the number or kinds of shares of common stock or other securities of Protection One. The Plan provides for the granting of options that qualify as incentive stock options under the Internal Revenue Code and options that do not so qualify.

        The purchase price of the shares issuable pursuant to the options is equal to (or greater than) the fair market value of common stock at the date of option grant. The vesting period was accelerated on November 24, 1997 and all remaining options are currently exercisable.

1997 Long-Term Incentive Plan

        The 1997 Long-Term Incentive Plan, which is referred to as the LTIP, approved by the Protection One stockholders on November 24, 1997, provides for the award of incentive stock options to directors, officers and key employees. Under the LTIP, 5,700,000 shares are reserved for issuance, subject to such adjustment as may be necessary to reflect changes in the number or kinds of shares of common stock or other securities of Protection One. The LTIP provides for the granting of options that qualify as incentive stock options under the Internal Revenue Code and options that do not so qualify.

        Each option has a term of ten years and vests ratably over three years. As a result of Westar selling its interest in the Company's stock (see Note 15 of the Consolidated Financial Statements "Subsequent Events"), all options have subsequently vested due to the change in control. The purchase price of the shares issuable pursuant to the options is equal to (or greater than) the fair market value of the common stock at the date of the option grant. The weighted average fair value of options granted during 2003, 2002 and 2001 estimated on the date of grant using the Black-Scholes Option Pricing Model were $0.80, $1.78 and $0.98, respectively. The fair value was calculated for the respective year using the following assumptions:

	Year Ended December 31,
	2003	2002	2001
Expected stock price volatility	67.1%	91.3%	83.9%
Risk free interest rate	3.2%	4.8%	4.95%
Remaining expected option life	7 years	6 years	6 years

        On April 16, 2001, the Company granted an option to purchase an aggregate of 250,000 shares of its common stock to Guardian International, Inc. (Guardian) in connection with the hiring of Richard Ginsburg as the Company's new chief executive officer, who was formerly the chief executive officer of Guardian. The option has a term of ten years and vested ratably over three years. The purchase price of the shares issuable pursuant to the option is $1.32 per share while the fair market value of the common stock at the date of the option grant was $1.79 per share resulting in $0.4 million expense in 2001. On December 31, 2003, all options were outstanding and 166,667 options are exercisable. The options issued to Guardian are not included in the outstanding options listed in the above tables.

8.    Income Taxes:

        Components of income tax (expense) benefit are as follows (in thousands):

	Year Ended December 31,
	2003	2002	2001
Federal
Current	$23,071	$20,745	$19,564
Deferred	(7,493)	127,886	2,301
State
Current	2,892	264	(266)
Deferred	(976)	(43)	(27)

	17,494	148,852	21,572
Tax on discontinued operations	—	674	(41)
Tax on cumulative effect of accounting change	—	72,335	—

Total	$17,494	$221,861	$21,531

        The difference between the income tax (expense) benefit at the federal statutory rate and income tax (expense) benefit in the accompanying statements of operations is as follows:

	2003	2002	2001
Federal statutory tax rate	35%	35%	35%
Non-deductible goodwill	—	(16)	(15)
Other	(1)	1	—

	34%	20%	20%

        The tax sharing agreement between Protection One and Westar Energy provides for payments to Protection One for tax benefits utilized by Westar Energy. Accordingly, in 2003 and 2002, the Company received payments from Westar Energy of $20.0 million and $1.7 million, respectively. The receivable balance of $26.1 million at December 31, 2003 reflects the balance of the estimated tax benefit to be utilized by Westar Energy in its 2003 consolidated income tax return plus the remainder of the 2002 tax benefit not paid in 2003. As described in Note 15 of the Consolidated Financial Statements "Subsequent Events", for periods subsequent to February 17, 2004 future tax benefit will not be realized because the Company will no longer file consolidated tax returns with Westar Energy. See Note 2(e) of the Consolidated Financial Statements "Summary of Significant Accounting Policies—Income Taxes", above.

        Deferred income tax assets and liabilities were composed of the following (in thousands):

	2003	2002
Deferred tax asset, current:
Accrued liabilities	$4,085	$5,454
Accounts receivable, due to allowance	615	1,248
Revolving credit facility	28,844	—
Other	355	1,554

	$33,899	$8,256

Deferred tax asset, noncurrent:
AMT credit carryforwards	$20,001	$27,196
Net operating loss carryforwards	8,307	8,307
Valuation allowance	(8,307)	(8,307)
Customer accounts	138,751	146,094
Installed systems	40,328	40,147
Property & equipment	742	(14,343)
Goodwill	68,321	76,680
OID amortization	3,343	3,343
Deferred customer acquisition costs (net of revenues)	(12,795)	4,282
Other	(6,280)	3,246

	$252,411	$286,645

        Following the consummation of the sale of Westar's ownership interests in the Company, it is no longer a part of the Westar consolidated tax group. The Company and Westar did not, however, terminate their tax sharing agreement, and based on discussions with Westar and its counsel, there are several areas of potential dispute regarding Westar's obligations under the terms of the tax sharing agreement. The most material of these potential disputes involve (i) the amount of any tax sharing payments that would be due to the Company if Westar decides in the future to elect to treat the sale of its interests in the Company as a sale of assets under the Internal Revenue Code, (ii) the proper treatment under the tax sharing agreement of tax obligations or benefits arising out of the transaction in which Westar sold its ownership interests in the Company, including the impact on future tax sharing payments relating to the cancellation of indebtedness income generated by a partial writedown of the revolving credit facility prior to closing or the assignment of the revolving credit facility for less than the full amount outstanding under the facility at closing and (iii) whether tax sharing payments due to the Company when Westar was subject to alternative minimum tax should be calculated at the alternative minimum tax rate of 20% or the normal statutory rate of 35% to the extent that Westar has utilized or is reasonably expected to be able to utilize the associated alternative minimum tax credits or otherwise has received full benefits at normal statutory rates from our losses. The Company believes that it has strong positions with respect to these items and will aggressively pursue its positions. If successful, the Company may realize additional tax sharing payments from Westar.

9.    Employee Benefit Plans:

401(k) Plan

        The Company maintains a tax-qualified, defined contribution plan that meets the requirements of Section 401(k) of the Internal Revenue Code, known as the Protection One 401(k) Plan. The Company makes contributions to the Protection One 401(k) Plan, which contributions are allocated among participants based upon the respective contributions made by the participants through salary reductions during the applicable plan year. The Company's matching contribution may be made in common stock, in cash or in a combination of both stock and cash. For the years ended December 31, 2003, 2002, and 2001, Protection One made matching cash contributions to the plan of $1.0 million, $1.1 million and $1.1 million, respectively. The funds of the plan are deposited with a trustee and at each participant's option in one or more investment funds, including a Company stock fund. Contributions to the Company stock fund were suspended during 2003, and the Company does not expect to resume contributions in 2004. The plan was amended effective January 1, 2001 requiring the Company to match employees' contributions up to specified maximum limits.

Employee Stock Purchase Plan

        Participation in the Employee Stock Purchase Plan, which is referred to as the ESPP, was suspended during 2003 due to the sales process associated with Westar selling its ownership interest in the Company. All amounts contributed by employees through the ESPP in 2003 were returned in November 2003. Participation in the ESPP has not resumed and is not expected to resume in 2004.

        The ESPP is designed to qualify as an "Employee Stock Purchase Plan" within the meaning of Section 423 of the Internal Revenue Code, and to allow eligible employees to acquire shares of common stock at periodic intervals through their accumulated payroll deductions. A total of 4,650,000 shares of common stock have been reserved for issuance under the Employee Stock Purchase Plan and a total of 1,062,868 shares have been issued including the issuance of 150,239 shares in January 2003.

        The purchase price of shares of common stock purchased under the ESPP during any purchase period will be the lower of 85% of the fair market value of the common stock on the first day of that purchase period and 85% of the fair market value of the common stock on the purchase date.

        Termination of a participant's employment for any reason (including death, disability or retirement) cancels participation in the ESPP immediately. The ESPP will in all events terminate upon the earliest to occur of

  •
  the last business day in September 2005;

  •
  the date on which all shares available for issuance under the plan have been sold; and

  •
  the date on which all purchase rights are exercised in connection with an acquisition of Protection One of all or substantially all of its assets.

10.    Leases:

        The Company leases office facilities for lease terms maturing through 2012. Future minimum lease payments under non-cancelable operating leases are as follows:

Year ended December 31,
2004	$6,572
2005	4,215
2006	2,728
2007	1,792
2008	860
Thereafter	1,036

$17,203

        Total rent expense for the years ended December 31, 2003, 2002 and 2001, was $9.2 million, $11.7 million and $11.8 million respectively.

        The Company rents office space for its corporate headquarters from Westar on a month-to-month basis. The Company paid approximately $0.6 million for rent for each of the years ended December 31, 2003, 2002 and 2001.

11.    Fair Market Value of Financial Instruments:

        For certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities, the carrying amounts approximate fair market value due to their short maturities.

        The fair value of the Company's debt instruments are estimated based on quoted market prices except for the revolving credit facility which had no available quote and was estimated by the Company. The Company's estimate of fair value for the revolving credit facility was determined to be equal to the value determined by Westar pursuant to the purchase agreement. At December 31, 2003, the fair value and carrying amount of the Company's debt were as follows (in thousands):

	Fair Value		Carrying Value
	2003	2002	2003	2002
Revolving Credit Facility	$133,088	$178,865	$215,500	$215,500
Senior Subordinated Notes (8.125%)	76,135	82,755	110,340	110,340
Senior Notes (7.375%)	175,651	156,559	190,925	190,925
Senior Subordinated Discount Notes (13.625%)	28,378	30,320	30,609	31,033
Convertible Senior Subordinated Notes (6.75%)	—	9,725	—	9,725

	$413,252	$458,224	$547,374	$557,523

        The estimated fair values may not be representative of actual values of the financial instruments that could have been realized at year-end or may be realized in the future.

12.    Commitments and Contingencies:

  Litigation

  Dealer Litigation.

        In 1999, six former Protection One dealers filed a class action lawsuit against Protection One Alarm Monitoring, Inc., known as Monitoring, in the U. S. District Court for the Western District of Kentucky alleging breach of contract arising out of a disagreement over the interpretation of certain provisions of their dealer contracts. The action is styled Total Security Solutions, Inc., et al. v. Protection One Alarm Monitoring, Inc., Civil Action No. 3:99CV-326-H (filed May 21, 1999). In September 1999, the court granted Monitoring's motion to stay the proceeding pending the individual plaintiffs' pursuit of arbitration as required by the terms of their agreements. On June 23, 2000, the court denied plaintiffs' motion for collective arbitration. On or about October 4, 2000, notwithstanding the court's denial of plaintiffs' motion for collective arbitration, the six former dealers filed a Motion to Compel Consolidation Arbitration with the American Arbitration Association, or AAA. On November 21, 2000, the AAA denied the dealers' motion and advised they would proceed on only one matter at a time. Initially, only Masterguard Alarms proceeded with arbitration. On March 8, 2002, Masterguard's claims against the Company were settled by the mutual agreement of the parties.

        On July 25, 2002, Complete Security, Inc., a dealer which was among the original plaintiffs in the Total Security Solutions court proceeding, initiated arbitration proceedings against Monitoring, alleging breach of contract, misrepresentation, consumer fraud and franchise law violations. On September 2, 2003, Complete Security's claims against the Company were settled by the mutual agreement of the parties.

        Two dealers, not plaintiffs in the original Total Security Solutions litigation—Security Response Network, Inc. and Homesafe Security, Inc.—have brought similar claims in arbitration against the Company. Discovery is on-going in the Security Response Network and Homesafe Security matters.

        The Company believes it has complied with the terms of its contracts with these former dealers, and intends to aggressively defend against these claims. In the opinion of management, none of these pending dealer claims, either alone or in the aggregate, will have a material adverse effect upon the Company's consolidated financial position or results of operations.

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

  University of New Hampshire Litigation.

        On July 2, 2002, Monitoring received a letter from the University of New Hampshire, asserting claims against Monitoring due to Monitoring's alleged failure to properly monitor a low-temperature freezer used by the university to store research specimens, which failure allegedly caused damage to or destruction of scientific specimens. The university's letter alleged losses of $250,000. On or about August 13, 2002, Monitoring received a letter from counsel to Dr. Stacia Sower, whom we understand to be a professor at the University whose specimens were among those allegedly damaged or destroyed, alleging that the loss was approximately $1.1 million.

        Monitoring entered into a tolling agreement with the university and Dr. Sower, extending the applicable statute of limitations to August 7, 2003, in order to allow claimants time to further investigate the cause of the freezer failure and potentially resolve the matter without resorting to litigation. The parties engaged in informal discovery and settlement discussions during the tolling period.

        In early August, 2003, Dr. Sower and the university filed separate lawsuits against Monitoring in New Hampshire Superior Court (Stacia Sower v. Protection One Alarm Monitoring, Inc. and University of New Hampshire v. Protection One Alarm Monitoring, Inc. & CU Security, Docket Number 03-C-0199). Dr. Sower's suit alleges breach of the duty of care, violations of New Hampshire Revised Statute Chapter 358-A, products liability and other causes of action. The university's suit alleges negligence, breach of contract, breach of implied covenant of good faith and fair dealing, negligent or intentional misrepresentation, strict liability, violations of New Hampshire Revised Statute Chapter 358-A, breach of implied warranties and other causes of action. Both lawsuits seek unspecified monetary damages. The university's lawsuit also seeks rescission of Monitoring's contract with the university.

        Both lawsuits were removed, without objection, to the United States District Court for the District of New Hampshire. Monitoring has answered the complaints, filed a counterclaim against the University of New Hampshire (seeking a declaratory judgment that the University of New Hampshire is contractually obligated to defend and/or indemnify Monitoring as to the claims asserted by Dr. Sower) and filed a cross-complaint against the subcontractor who installed portions of the alarm system, seeking indemnification. The subcontractor has answered Monitoring's cross-complaint with a denial of any obligation to indemnify the Company in connection with this matter. The parties have informally agreed to have the two cases consolidated and the court has issued a consolidation order effectively joining the cases under one case number.

        Since the consolidation, the University of New Hampshire has amended its complaint to assert direct claims against the subcontractor alleging that the subcontractor's duty to indemnify Monitoring for alleged losses suffered by Dr. Sower is primary and supercedes any indemnification obligation owed by the University of New Hampshire. No new allegations against Monitoring were made in the University of New Hampshire's Amended Complaint.

        Monitoring's liability insurance carrier has been notified of these claims. Monitoring intends to vigorously defend against any and all claims relating to this matter, and believes it has adequate insurance coverage with respect to any potential liability arising from this suit. In the opinion of management, the outcome of this dispute will not have a material adverse effect upon the Company's consolidated financial position or results of operations.

  Rogers Litigation.

        On August 2, 2002, Monitoring, Westar Energy, Inc. and certain former employees of Monitoring, as well as certain third parties, were sued in the District Court of Jefferson County, Texas, by Regina Rogers, a resident of Beaumont, Texas (Case No. D167654). Ms. Rogers has asserted various claims due to casualty losses and property damage she allegedly suffered as a result of a fire to her residence on August 17, 2000. In her complaint, Ms. Rogers alleges that Protection One and certain of its employees were negligent, grossly negligent and malicious in allegedly failing to properly service and monitor the alarm system at the residence. The complaint also alleges various violations of the Texas

Deceptive Trade Practices Act, or DTPA, fraud and breach of contract. Relief sought under the complaint includes actual, exemplary and treble damages under the DTPA, plus attorneys' fees. Although the complaint does not specify the amount of damages sought, counsel for the plaintiff has previously alleged actual damages of approximately $7.5 million. The Company believes it has adequate insurance coverage with respect to any potential liability. The Company's primary insurance carrier is providing defense of the action, and the excess carrier is proceeding under a reservation of rights. In the opinion of management the outcome will not have a material adverse effect upon the Company's consolidated financial position or results of operations.

  Milstein Litigation.

        On May 20, 2003, Joseph G. Milstein filed a putative class action suit against Protection One Alarm Services, Inc. in Los Angeles Superior Court (Case No. BC296025). The complaint alleges that Mr. Milstein, and similarly situated Protection One customers in California, should not be required to continue to pay for alarm services on their homes after they have moved from the home. The complaint seeks money damages and disgorgement of profits based on several alleged causes of action. On May 29, 2003, the plaintiff added Protection One Alarm Monitoring as a defendant in the lawsuit. On October 28, 2003, the Court granted Protection One's motion to compel arbitration of the dispute pursuant to the terms of the customer contract.

        In late January 2004, plaintiff filed an arbitration submission agreement with the Los Angeles office of the AAA. The AAA has neither assigned an arbitrator to the case, nor set any arbitration schedule. Protection One Alarm Monitoring maintains that the claims asserted in this matter are without merit, and it intends to vigorously defend against any and all claims relating to this matter.

  General Claims and Disputes.

        The Company is a party to claims and matters of litigation incidental to the normal course of its business. Additionally, the Company receives notices of consumer complaints filed with various state agencies. The Company has developed a dispute resolution process for addressing these administrative complaints. The ultimate outcome of such matters cannot presently be determined; however, in the opinion of management of the Company, the resolution of such matters will not have a material adverse effect upon the Company's consolidated financial position or results of operations.

  Retention and Severance Payments

        In order to retain the services of numerous employees who, as a result of Westar's announcement of its intent to dispose of its ownership interest in the Company, may have felt uncertain about the future ownership, management and direction, the Company entered into retention and severance arrangements with approximately 190 employees to provide incentives for such employees to remain with the Company through the sales process. On October 31, 2003, the Company paid approximately $5.1 million to those employees who fulfilled their obligations related to the retention agreements. Additional severance amounts of approximately $11.0 million may also be paid under these arrangements to those employees, if any, who are terminated following a change in control. No significant amounts have been expensed by the Company relating to the severance arrangements.

        An additional approximately $11.0 million was paid to executive management upon the change in control of the Company on February 17, 2004, pursuant to their employment agreements with the

Company. As of December 31, 2003 no amounts had been expensed relating to these additional payments to executive management.

        In addition, upon the change in control, $3.5 million was paid to the financial advisor to the Company's Special Committee of the Board of Directors. In February 2004, the Company recorded an expense of $1.6 million for director and officer insurance coverage that lapsed upon the change in control. In 2003, the Company expensed approximately $1.2 million for legal and other professional fees related to the change in control for the year ended December 31, 2003.

  SEC Inquiry

        On or about November 1, 2002, the Company, Westar Energy and its former independent auditor, Arthur Andersen LLP, were advised by the Staff of the Securities and Exchange Commission that the Staff would be inquiring into the practices of the Company and Westar Energy with respect to the restatement of their first and second quarter 2002 financial statements announced in November 2002 and the related announcement that the 2000 and 2001 financial statements of the Company and Westar Energy would be reaudited. The Company has cooperated and intends to cooperate further with the Staff in connection with any additional information requested in connection with such inquiry.

13.    Segment Reporting:

        The Company's operating segments are defined as components for which separate financial information is available that is evaluated regularly by the chief operating decision maker. The operating segments are managed separately because each operating segment represents a strategic business unit that serves different markets.

        Protection One's reportable segments include North America and Multifamily. North America provides residential, commercial, and wholesale security alarm monitoring services, which include sales, installation and related servicing of security alarm systems for residential and business customers in the United States of America. Multifamily provides security alarm services to apartments, condominiums and other multifamily dwellings. During the third quarter of 2002, the Company identified a new reportable segment, Data Services, with the creation of PODS. As discussed in Note 6 of the Consolidated Financial Statements "Related Party Transactions," the operations of this segment were discontinued in the fourth quarter of 2002, and accordingly, they are not included in the amounts reported below.

        The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. The Company manages its business segments based on earnings before interest, income taxes, depreciation, amortization (including amortization of deferred customer acquisition costs and revenues) and other income and expense, referred to as Adjusted EBITDA.

        Reportable segments (in thousands):

	For the year ended December 31, 2003
	North America(1)	Multi- family(2)	Adjustments(3)	Consolidated Total
Revenue	$238,999	$38,086		$277,085
Adjusted EBITDA(4)	68,487	14,159		82,646
Amortization of intangibles and depreciation expense	75,335	4,917		80,252
Amortization of deferred costs in excess of amortization of deferred revenues	12,874	4,153		17,027
Operating income (loss)	(19,722)	5,089		(14,633)
Segment assets	778,384	91,331	(60,693)	809,022
Expenditures for property	6,553	897		7,450
Investment in new accounts, net	19,623	4,659		24,282
	For the year ended December 31, 2002
	North America(1)	Multi- family(2)	Adjustments(3)	Consolidated Total
Revenue	$252,504	$38,076		$290,580
Adjusted EBITDA(4)	68,985	15,167		84,152
Amortization of intangibles and depreciation expense	77,173	5,267		82,440
Amortization of deferred costs in excess of amortization of deferred revenues	14,644	5,070		19,714
Impairment charge	442,041	—		442,041
Operating income (loss)	(464,873)	4,830		(460,043)
Segment assets	791,593	98,757	(52,778)	837,572
Expenditures for property	7,046	1,010		8,056
Investment in new accounts, net	24,373	5,745		30,118

(1)
Includes allocation of holding company expenses reducing Adjusted EBITDA by $7.0 million and $6.0 million for the years ended December 31, 2003 and 2002, respectively.

(2)
Includes allocation of holding company expenses reducing Adjusted EBITDA by $1.8 million and $1.2 million for the years ended December 31, 2003 and 2002, respectively.

(3)
Adjustment to eliminate intersegment accounts receivable.

(4)
Adjusted EBITDA does not represent cash flow from operations as defined by generally accepted accounting principles, should not be construed as an alternative to operating income and is indicative neither of operating performance nor cash flows available to fund the cash needs of Protection One. Items excluded from Adjusted EBITDA are significant components in understanding and assessing the financial performance of Protection One. Protection One believes presentation of Adjusted EBITDA enhances an understanding of financial condition, results of operations and cash flows because Adjusted EBITDA is used by Protection One to satisfy its debt service obligations and its capital expenditure and other operational needs, as well as to provide funds for growth. In addition, Adjusted EBITDA is used by senior lenders and subordinated creditors and the investment community to determine the current borrowing capacity and to estimate the long-term value of companies with recurring cash flows from operations. Protection One's computation of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies. The following table provides a calculation of Adjusted EBITDA for each of the periods presented above:

	2003	2002
	(amounts in thousands)
Loss from continuing operations before income taxes	$(51,905)	$(483,127)
Plus:
Interest expense	40,101	43,023
Amortization of intangibles and depreciation expense	80,252	82,440
Amortization of deferred costs in excess of amortization of deferred revenues	17,027	19,714
Loss on Impairment	—	442,041
Less:
Gain on retirement of debt	—	(19,337)
Other non-recurring income	(2,829)	(602)

Adjusted EBITDA	$82,646	$84,152

14.    Impairment Charges:

        Effective January 1, 2002, the Company adopted the new accounting standards SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets," and SAFS No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets." SFAS No. 142 established new standards for accounting for goodwill. SFAS No. 142 continued to require the recognition of goodwill as an asset, but discontinued amortization of goodwill. In addition, annual impairment tests must be performed using a fair-value based approach as opposed to an undiscounted cash flow approach required under prior standards. The completion of the impairment test by the Company, based upon a valuation performed by an independent appraisal firm, as of January 1, 2002, indicated that the carrying value of goodwill had been impaired and an impairment charge was recorded as discussed below.

        SFAS No. 144 established a new approach to determining whether the Company's customer account asset is impaired. The approach no longer permitted the Company to evaluate its customer account asset for impairment based on the net undiscounted cash flow stream obtained over the remaining life of goodwill associated with the customer accounts being evaluated. Rather, the cash flow stream used under SFAS No. 144 is limited to future estimated undiscounted cash flows from assets in the asset group, which include customer accounts, the primary asset of the reporting unit, plus an estimated amount for the sale of the remaining assets within the asset group (including goodwill). If the undiscounted cash flow stream from the asset group was less than the combined book value of the asset group, then the Company was required to mark the customer account asset down to fair value, by way of recording an impairment, to the extent fair value is less than book value. To the extent net book value was less than fair value, no impairment would be recorded.

        SFAS No. 144 substantially reduced the net undiscounted cash flows used for customer account impairment evaluation purposes as compared to the previous accounting standards. The undiscounted cash flow stream was reduced from the 16 year remaining life of the goodwill to the nine year remaining life of customer accounts for impairment evaluation purposes. Using these guidelines, the Company determined that there was an indication of impairment of the carrying value of the customer accounts and an impairment charge was recorded as discussed below.

        To implement the standards, the Company engaged an independent appraisal firm to help estimate the fair values of goodwill and customer accounts. Based on this analysis, the Company recorded a net charge of approximately $765.2 million in the first quarter of 2002. The charge is detailed as follows:

	Goodwill	Customer Accounts	Total
	(in millions)
North America Segment:
Impairment charge—continuing operations	$509.4	$338.1	$847.5
Impairment charge—discontinued operations	2.3	1.9	4.2
Estimated income tax benefit	(65.1)	(118.4)	(183.5)

Net charge	$446.6	$221.6	$668.2

Multifamily Segment:
Impairment charge	$104.2	$—	$104.2
Estimated income tax benefit	(7.2)	—	(7.2)

Net charge	$97.0	$—	$97.0

Total Company:
Impairment charge	$615.9	$340.0	$955.9
Estimated income tax benefit	(72.3)	(118.4)	(190.7)

Net charge	$543.6	$221.6	$765.2

        The impairment charge for goodwill is reflected in the consolidated statement of income as a cumulative effect of a change in accounting principle. The impairment charge for customer accounts is reflected in the consolidated statement of income as an operating cost. These impairment charges reduced the recorded value of these assets to their estimated fair values at January 1, 2002.

        Another impairment test was completed by the Company as of July 1, 2002 (the date selected for its annual impairment test), with the independent appraisal firm providing the valuation of the estimated fair value of the Company's reporting units, and no impairment was indicated. After regulatory actions (see Note 6 of the Consolidated Financial Statements "Related Party Transactions"), including Kansas Corporation Commission Order No. 55, which prompted Westar to advise the Company that it intended to dispose of its investment in the Company, the independent appraisal firm was again retained to perform an additional valuation so that the Company could perform an impairment test as of December 31, 2002. Order No. 55 limited the amount of capital Westar Energy could provide to the Company, which increased the Company's risk profile. Therefore, the Company reevaluated its corporate forecast, reducing the amount of capital invested over its forecast horizon and lowered its base monthly recurring revenue to incorporate actual 2002 results, which resulted in a lower valuation than the July 1, 2002 valuation. In December 2002, the Company recorded an additional $90.7 million impairment charge, net of $13.3 million tax, to reflect the impairment of all remaining goodwill of its North America segment.

        The Company completed its annual impairment testing during the third quarter of 2003 on its Multifamily segment and determined that no additional impairment of goodwill was required as of July 1, 2003. The Company's North America segment has no goodwill and, therefore, did not require testing as of July 1, 2003. No impairment charge was recorded in 2003.

        A deferred tax asset in the amount of $190.7 million was recorded in the first quarter of 2002 for the tax benefit estimated above and an additional deferred tax benefit of $13.3 million was recorded with the fourth quarter impairment charge. As a result of the sale transaction whereby Westar sold its investment in the Company, a substantial portion of the Company's net deferred tax assets, which were $286.3 million at December 31, 2003, is not expected to be realizable and the Company is not expected to be in a position to record a tax benefit for losses incurred. The Company will be required to record a non-cash charge against income for the portion of its net deferred tax assets determined not to be realizable. This charge will be material and will have a material adverse effect on the financial condition and results of operations of the Company.

        In 2001, the Company recorded approximately $48.9 million of goodwill amortization, including $0.3 million from discontinued operations. Since the Company adopted SFAS 142, it will no longer amortize goodwill to income. In 2001, the Company recorded approximately $132.0 million of customer account amortization expense. As a result of the customer impairment charge, customer account amortization expense in 2002 decreased to approximately $68.9 million. Customer account amortization for 2003 was approximately $68.6 million.

        The following table reflects the Company's results for the years ended December 31, 2003, 2002 and 2001 adjusted for the cessation of amortization of goodwill, as discussed above:

	Year ended December 31,
	2003	2002	2001
	(in thousands, except per share amounts)
Reported net loss	$(34,411)	$(880,855)	$(86,048)
Add back: Goodwill amortization	—	—	48,554

Adjusted net loss	$(34,411)	$(880,855)	$(37,494)

Basic and diluted earnings per share:
Reported net loss	$(0.35)	$(8.98)	$(0.82)
Add back: Goodwill amortization	—	—	0.46

Adjusted net loss	$(0.35)	$(8.98)	$(0.36)

        The Company is required to perform impairment tests for long-lived assets prospectively when the Company determines that indicators of potential impairment are present. Goodwill is required to be tested at least annually for impairment. Declines in market value of the Company's business or the value of its customer accounts that may occur in the future may require additional write-down of these assets in the future.

15.    Subsequent Events:

        On February 17, 2004, Westar Industries, Inc., sold approximately 87% of the issued and outstanding shares of the Company's common stock, par value $0.01 per share, referred to as the common stock, to POI Acquisition I, Inc. As part of the sale transaction, Westar Industries also assigned its rights and obligations as the lender under our revolving credit facility to POI Acquisition, L.L.C. Quadrangle paid approximately $122.2 million to Westar as consideration for the common stock, revolving credit facility and accrued interest, and Westar could receive up to an additional $39.2 million that is contingent upon certain potential post-closing events.

        In addition, pursuant to the terms of the purchase agreement governing the sale transactions, dated as of December 23, 2003, among POI Acquisition, L.L.C., Westar Industries and Westar Energy, Westar's designees on the Company's Board of Directors, Bruce A. Akin, James T. Clark, Greg Greenwood, Larry D. Irick and William B. Moore, resigned from the Board of Directors, effective as of the closing of the sale transactions.

        In connection with the closing of the sale transactions described above, the Company announced, among other things, the (i) retention of Houlihan Lokey Howard & Zukin Capital to assist it with its evaluation of the effects of the sale transactions, (ii) execution of two standstill agreements with POI Acquisition, L.L.C. and POI Acquisition I, Inc., and (iii) deferral of payment of the semi-annual interest payment due on February 17, 2004 on the outstanding $190.9 million aggregate principal amount of our 7 3/8% senior notes due 2005.

        The Company also announced that Donald A. Johnston resigned from its Board of Directors, effective as of the closing of the sale transaction.

        The indenture relating to the Company's 13 5/8% senior subordinated discount notes requires the Company to give notice of its intention to repurchase the notes within 30 days following the date of a change in control and to consummate the repurchase within 60 days of such notification. Under the terms of this indenture, because the Company did not offer to repurchase such notes, its inaction constitutes a covenant breach, which breach, if not cured within 30 days after receipt of appropriate notice, would constitute an event of default under the indenture for the 13 5/8% senior subordinated discount notes. Furthermore, upon any such event of default, the trustee or the holders of such senior subordinated discount notes may seek to exercise certain remedies available to them under the indenture governing the notes, including, without limitation, acceleration of the notes, which acceleration, if not rescinded or satisfied, would cause a cross default to be triggered under the indenture for the 8 1/8% senior subordinated notes, which had aggregate outstanding principal of $110.3 million as of March 15, 2004. If such acceleration and cross default should occur, the Company does not have the funds available to repay the indebtedness, and the Company could be forced to seek relief under the U.S. Bankruptcy Code or an out-of-court restructuring.

        The $215.5 million outstanding under the revolving credit facility is in default due to the change in control of Protection One consummated on February 17, 2004. The Company entered into a standstill agreement with Quadrangle, however, pursuant to which, among other things, Quadrangle agreed to waive the change in control default and other specified covenant breaches for a period not to exceed 90 days, and the Company agreed, among other things, that it could not borrow any additional amounts under the revolving credit facility. Upon the expiration or termination of this standstill agreement, Quadrangle may exercise its rights under the revolving credit facility and declare the indebtedness to be due and payable. Furthermore, acceleration of the revolving credit facility, if not rescinded or satisfied, would cause cross defaults under the Company's other debt instruments. If such acceleration should occur, the Company does not have the funds available to repay the indebtedness, and the Company could be forced to seek relief under the U.S. Bankruptcy Code or an out-of-court restructuring.

        The Company has deferred payment of the semi-annual interest payment that was due on February 17, 2004 on the outstanding $190.9 million aggregate principal amount of our 7 3/8% senior notes. At the end of the 60-day interest payment grace period available under the 7 3/8% senior notes, the trustee or the holders of such senior notes may attempt to exercise certain remedies available to them under the indenture governing the notes, including, without limitation, acceleration of the indebtedness, which acceleration, if not rescinded or satisfied, would cause cross defaults under the Company's other debt instruments. If such acceleration should occur, the Company does not have the funds available to repay the indebtedness, and the Company could be forced to seek relief under the U.S. Bankruptcy Code or an out-of-court restructuring.

        The Company has a tax sharing agreement with Westar Energy. Pursuant to this agreement Westar Energy has made payments to the Company for current tax benefits utilized by Westar Energy in its consolidated tax return irrespective of whether the Company would realize these current benefits on a separate return basis. As of December 31, 2003, other than for net operating loss carryforwards, no valuation allowance had been established by the Company because the tax sharing agreement utilizes a parent company down approach in the allocation of income tax expense among members of the consolidated tax group and, consistent with that approach, no valuation allowance had been allocated to the Company. As a result of the sale transaction whereby Westar sold its investment in the Company, a substantial portion of the Company's net deferred tax assets, which were $286.3 million at December 31, 2003, is not expected to be realizable and the Company is not expected to be in a position to record a tax benefit for losses incurred. The Company will be required to record a non-cash charge against income for the portion of its net deferred tax assets determined not to be realizable. This charge will be material and will have a material adverse effect on the Company's financial condition and results of operations. See also Note 8 of the Consolidated Financial Statements "Income Taxes" above.

        Upon the change in control in February 2004, an additional $11.0 million was paid to executive management and customary fees and expenses of $3.5 million were paid to the financial advisor to our Special Committee of the Board of Directors. As of December 31, 2003, no amounts had been expensed relating to these additional payments to executive management or to the financial advisor to our Special Committee. As of December 31, 2003, we had expensed approximately $1.2 million for legal and other professional fees related to the change in control. In addition, in February 2004 the Company recorded an expense of $1.6 million for director and officer insurance coverage that lapsed upon the change in control.

16.    Discontinued Operations:

        During the second quarter of 2002 the Company entered into negotiations for the sale of its Canadian business which was included in its North American segment. The sale was consummated on July 9, 2002. The Company recorded a pretax impairment loss of approximately $2.0 million and an after tax loss of approximately $1.3 million in the second quarter of 2002 as a result of the sale.

        The net operating losses of the Canadian operations are included in the consolidated statements of operations under "discontinued operations." The net operating loss for the year ended December 31, 2002 of $1.6 million includes an impairment loss on customer accounts of approximately $1.9 million.

An impairment charge of $2.3 million relating to the Canadian operations' goodwill is reflected in the consolidated statement of operations as a cumulative effect of accounting change on discontinued operations. Revenues from these operations were $4.2 million for the approximately six month period ended July 9, 2002 compared to $8.2 million for the year ended December 31, 2001.

        In June 2002, the Company formed a wholly owned subsidiary named Protection One Data Services, Inc., known as PODS, and on July 1, 2002 transferred to it approximately 42 of its Information Technology employees. Effective July 1, 2002, PODS entered into an outsourcing agreement with Westar Energy pursuant to which PODS provided Westar Energy information technology services. As a condition of the agreement, PODS offered employment to approximately 100 Westar Energy Information Technology employees. Operation of the subsidiary and the supply of such services to Westar Energy was discontinued as of December 31, 2002. The approximately 142 Information Technology employees that had accepted employment with PODS returned to their respective companies as of the end of the year. The net income of PODS operations of approximately $0.3 million is included in the consolidated statements of operations under "discontinued operations." Revenues from these operations totaled $11.2 million for the six months of their operation ending December 31, 2002. PODS had $1.1 million in receivables from Westar Energy and $0.4 million in accounts payable as of December 31, 2002.

17.    Going Concern and Management's Plans:

  Going Concern

        The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company continues to face liquidity problems caused by its significant debt burden and continuing net losses. Absent recapitalization and restructuring its debts, management believes its projected cash flow will be insufficient to support its current debt balances, which may be accelerated or which it may be required to offer to repurchase as a result of the change in control, and related interest obligations.

        Westar, which owned approximately 88% of the Company's common stock, was also an important source of the Company's external capital through a revolving credit facility and through payments made under a tax sharing agreement. On February 17, 2004, Westar Industries consummated the sale of its equity interest in the Company and the assignment of its rights and obligations under the revolving credit facility to Quadrangle. As a result of this transaction, the Company does not expect to have sufficient cash flow to fund our operations in 2004 without a restructuring of its debts for the reasons described below.

        The indenture relating to the Company's 13 5/8% senior subordinated discount notes requires the Company to give notice of its intention to repurchase the notes within 30 days following the date of a change in control and to consummate the repurchase within 60 days of such notification. Under the terms of this indenture, because the Company did not offer to repurchase such notes, its inaction constitutes a covenant breach, which breach, if not cured within 30 days after receipt of appropriate notice, would constitute an event of default under the indenture for the 13 5/8% senior subordinated discount notes. Furthermore, upon any such event of default, the trustee or the holders of such senior subordinated discount notes may seek to exercise certain remedies available to them under the indenture governing the notes, including, without limitation, acceleration of the notes, which acceleration, if not rescinded or satisfied, would cause a cross default to be triggered under the indenture for the Company's 8 1/8% senior subordinated notes, which had aggregate outstanding principal of $110.3 million as of March 15, 2004. If such acceleration and cross default should occur, the Company does not have the funds available to repay the indebtedness, and it could be forced to seek relief under the U.S. Bankruptcy Code or an out-of-court restructuring.

        The $215.5 million outstanding under the revolving credit facility is in default due to the change in control of Protection One consummated on February 17, 2004. The Company entered into a standstill agreement with Quadrangle, however, pursuant to which, among other things, Quadrangle agreed to waive the breach of the change in control provision and other covenant breaches for a period not to exceed 90 days, and the Company agreed, among other things, not to borrow additional amounts under the revolving credit facility. Upon the expiration or termination of this standstill agreement, Quadrangle may exercise its rights under the revolving credit facility and declare the indebtedness to be due and payable. Furthermore, acceleration of the revolving credit facility, if not rescinded or satisfied, would cause cross defaults under the Company's other debt instruments. If such acceleration should occur, the Company does not have the funds available to repay the indebtedness, and the Company could be forced to seek relief under the U.S. Bankruptcy Code or an out-of-court restructuring.

        The Company has deferred payment of the semi-annual interest payment that was due on February 17, 2004 on the outstanding $190.9 million aggregate principal amount of its 7 3/8% senior notes. At the end of the 60-day interest payment grace period available under the 7 3/8% senior notes, the trustee or the holders of such senior notes may attempt to exercise certain remedies available to them under the indenture governing the notes, including, without limitation, acceleration of the indebtedness, which acceleration would cause cross defaults under its other debt instruments. If such acceleration should occur, the Company does not have funds available to repay such indebtedness, and it could be forced to seek relief under the U.S. Bankruptcy Code or an out-of-court restructuring.

        Except for amounts owed with respect to losses the Company incurred prior to leaving the Westar consolidated tax group as a result of Westar selling its interest in the Company, it will no longer receive payments from Westar under the tax sharing agreement. Such loss of tax payments will have a material adverse effect on the Company's liquidity.

        The Company's 7 3/8% senior notes and 8 1/8% senior subordinated notes require it to make a repurchase offer at 101% of the principal amount, plus interest, in the event of a change in control triggering event. A change in control triggering event consists of a change in control coupled with the withdrawal of the rating of the notes or two ratings downgrades by one of certain specified rating agencies, provided that such withdrawal or downgrade occurs within 90 days after the date of public notice of the occurrence of a change in control or the intention to effect a change in control. As of December 31, 2003, $190.9 million principal amount of the 7 3/8% senior notes and $110.3 million principal amount of the 8 1/8% senior subordinated notes were outstanding. Should such repurchase right be triggered, the Company lacks the funds to repurchase these debt securities, and the Company could be forced to seek relief under the U.S. Bankruptcy Code or an out-of-court restructuring.

  Management's Plan

        The Company has retained Houlihan Lokey Howard & Zukin Capital as its financial advisor and has begun preliminary discussions regarding a proposed restructuring with Quadrangle and its affiliates (the lenders under the revolving credit facility) and certain holders of its publicly-held debt. If an agreement with such parties is reached, a resulting restructuring plan may be presented for judicial approval under Chapter 11 of the U.S. Bankruptcy Code, which provides for companies to reorganize and continue to operate as going concerns. Discussions with Quadrangle and other debt holders are in the preliminary stages, and there can be no assurance that an agreement regarding financial restructuring will be reached or what other actions the Company may need to take, including selling assets, to meet its liquidity needs.

        The Company's operating strategy continues to be to improve returns on invested capital by realizing economies of scale from increasing customer density in the largest urban markets in North America. The Company plans to accomplish this goal by: (i) retaining its customers by providing superior customer service from its monitoring facilities and its branches; and (ii) using its national presence, strategic alliances, such as its alliance with BellSouth Telecommunications, Inc., and strong local operations to persuade the most desirable residential and commercial prospects to enter into long term agreements with it on terms that permit it to achieve appropriate returns on capital.

18.    Unaudited Quarterly Financial Information:

        The following is a summary of the unaudited quarterly financial information for 2003 and 2002 respectively, and includes restated amounts for the first three quarters of 2002.

	March 31	June 30	September 30	December 31
2003
Revenues	$70,086	$68,942	$69,758	$68,299
Gross profit	44,075	43,619	44,434	42,752
Loss from continuing operations before accounting change	(9,317)	(7,990)	(8,664)	(8,440)
Net loss	(9,317)	(7,990)	(8,664)	(8,440)
Basic and diluted loss per share:
Loss from continuing operations change	(0.09)	(0.08)	(0.09)	(0.09)
Net loss	(0.09)	(0.08)	(0.09)	(0.09)
Weighted average number of shares of common stock outstanding	98,082	98,106	98,106	98,212
2002
Revenues	$73,927	$73,289	$72,365	$70,999
Gross profit	41,610	46,442	44,773	44,597
Income (loss) from continuing operations before accounting change	(230,473)	3,910	(7,341)	(100,371)
Income (loss) from discontinued operations	(1,668)	(1,344)	85	(40)
Cumulative effect of accounting change, net of taxes	(543,613)	—	—	—
Net income (loss)	(775,754)	2,566	(7,256)	(100,411)
Basic and diluted loss per share:
Income (loss) from continuing operations before accounting change	(2.34)	0.04	(0.08)	(1.03)
Loss from discontinued operations before accounting change	(0.02)	(0.01)	—	—
Cumulative effect of accounting change	(5.52)	—	—	—
Net income (loss)	(7.88)	0.03	(0.08)	(1.03)
Weighted average number of shares of common stock outstanding	98,451	97,935	97,944	97,956

PROTECTION ONE, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(Dollar amounts in thousands)

Description	Balance at Beginning of period	Charged to costs and expenses	Deductions(a)	Balance at End of Period
Year ended December 31, 2001 Allowances deducted from assets for doubtful accounts	34,222	5,889	(33,539)	6,572
Year ended December 31, 2002 Allowances deducted from assets for doubtful accounts	6,572	4,566	(4,868)	6,270
Year ended December 31, 2003 Allowances deducted from assets for doubtful accounts	6,270	774	(145)	6,899

(a)
Results from write-offs and sales of accounts receivable.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Effective May 30, 2002, the Audit and Finance Committee of our Board of Directors decided not to retain Arthur Andersen LLP as our public accountants and engaged Deloitte & Touche LLP to serve as our principal accountants for fiscal year 2002. This matter was previously reported by us in our Form 8-K dated May 30, 2002 filed with the SEC. The accountants' report contained neither an adverse or disclaimer of opinion and was neither qualified or modified prior to the decision not to retain Arthur Andersen. There were no disagreements with the former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure.

ITEM 9A.    CONTROLS AND PROCEDURES

        As of December 31, 2003, the end of the period covered by this report, we, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures (a) were effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management, including our chief executive officer and chief financial officer, recognize that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving management's control objectives. Our management, including our chief executive officer and chief financial officer, believe that, as of December 31, 2003, our disclosure controls and procedures were effective to provide reasonable assurance of achieving management's control objectives.

        During the fourth fiscal quarter ended December 31, 2003, no change in our internal control over financial reporting occurred that, in our judgment, either materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

Board of Directors

Name	Age	Background
Ben M. Enis	62
		Mr. Enis has served as our director since April 1994. He is founder and Chief Executive Officer of Enis Renewable Energy Systems, LLP and provides marketing consulting services through Enis Marketing Counsel/Communication. Until 1999, Mr. Enis was a Professor of Marketing at the University of Southern California where he currently serves as Professor Emeritus of Marketing. He is currently a director of Countrywide Financial Corporation (formerly known as Countrywide Credit Industries, Inc.).
Richard Ginsburg	35
		Mr. Ginsburg has served as our director and Chief Executive Officer since April 2001, and President since July 2001. He was founder, President and Chief Executive Officer of Guardian International, Inc., a security monitoring company, from August 1996 to April 2001. He is a director of Guardian International.
James Q. Wilson	72
		Mr. Wilson has served as our director since June 1996. Mr. Wilson was a Professor of Management and Public Policy at the University of California at Los Angeles (for more than 12 years), where he currently serves as Professor Emeritus of Management and Public Policy. He is currently a director of State Farm Mutual Life Insurance Company. Mr. Wilson is now the Reagan Professor of Public Policy at Pepperdine University.

        On February 17, 2004, in accordance with the terms of the purchase agreement governing the Westar sales transactions, each of Westar Energy's designees on our Board of Directors, Bruce A. Akin, James T. Clark, Greg Greenwood, Larry D. Irick, and William B. Moore, resigned from the Board. Donald A. Johnston also resigned from the Board. Quadrangle Group has not appointed any directors to our Board.

Executive Officers

        The name, age, and current position(s) of each of our executive officers are set forth below. All of our officers are appointed by the Board and hold their respective offices until their respective successors have been appointed, or their earlier death, resignation or removal by the Board.

Name	Age	Background
Richard Ginsburg	35
		Mr. Ginsburg has served as our director and Chief Executive Officer since April 2001, and President since July 2001. He was President and Chief Executive Officer of Guardian International, Inc., a security monitoring company, from August 1996 to April 2001. He is a director of Guardian International.
Darius G. Nevin	46
		Mr. Nevin has served as our Executive Vice President and Chief Financial Officer since August 2001. He served as our director from November 2002 to May 2003. From October 1997 to August 2001, he was the Chief Financial Officer of Guardian International, Inc. For most of the ten years prior to October 1997, Mr. Nevin served in senior executive positions of a predecessor company to Security Technologies Group, Inc., a provider of electronic security systems and services to the commercial market. He is a director of Guardian International.
Peter J. Pefanis	57
		Mr. Pefanis has been Executive Vice President of Protection One Alarm Monitoring, Inc., our wholly owned subsidiary since September 2002. He served as Senior Vice President from June 4, 2001 to September 30, 2002. From January 2001 until June 2001, Mr. Pefanis was Regional Vice President for Security Link, a provider of electronic security systems. Prior to that he was East Area Director for Honeywell, Inc., a provider of electronic security systems.
Mack Sands	55
		Mr. Sands has been our Executive Vice President and Chief Operating Officer since September 2001. From October 1995 to September 2001, he was Vice President, Corporate Communications Technology of Simplex/Grinnell, a subsidiary of Tyco International, Inc. providing fire alarm systems and monitoring services. Prior to that he was Vice President, Monitoring Operations and Product Development of The Alert Centre, a security monitoring company purchased by ADT.
Steven V. Williams	51
		Mr. Williams has served as our Executive Vice President since July 2001. He served as our director from October 2000 to March 2003. He was Senior Vice President from May 2000 to July 2001. He is President of Multifamily (since 1997). Mr. Williams is a director of the National Multi-Housing Council.

Family Relationships

        There are no family relationships between any of the directors or executive officers.

Involvement in certain legal proceedings

        During the past five years, none of the directors or executive officers have been involved in any legal proceedings that are material to the evaluation of their ability or integrity.

Audit Committee; Financial Expert

        The Audit Committee of the Board of Directors is responsible for the appointment, compensation and termination of and oversight over the work of our public accountants. The Audit Committee oversees the integrity of our financial statements, our compliance with legal and regulatory requirements, the public accountants' qualifications and independence and the performance of our internal audit function and public accountants.

        The directors who served on the Audit Committee during 2003 were James T. Clark, Ben M. Enis, Donald A. Johnston and Gene A. Budig. Prior to his resignation on February 17, 2004, the Board of Directors had determined that one member of its Audit Committee, James T. Clark, was an "audit committee financial expert" and "independent," as those terms are defined by Item 401(h) of Regulation S-K. Mr. Clark is a certified public accountant with an understanding of generally accepted accounting principles, the ability to assess the application of such principles, accounting experience, an understanding of internal control over financial reporting and an understanding of audit committee functions.

        After Mr. Clark and Mr. Johnston resigned from the Board, the Board dissolved the Audit Committee, and the entire Board is currently administering the functions of the Audit Committee. No financial expert has been identified to replace Mr. Clark.

Section 16(a) Beneficial Ownership Reporting Compliance

        Pursuant to Section 16(a) of the Exchange Act and the rules issued thereunder, our executive officers and directors are required to file certain reports with the Securities and Exchange Commission. These reports disclose the amount of our common stock that is held by our executive officers and directors, in addition to changes in their ownership of stock. Copies of these reports are required to be furnished to us. We believe that our current executive officers, directors and beneficial owners of more than 10% of our common stock filed on a timely basis the reports required for 2003 by Section 16(a) of the Exchange Act, except that each of James T. Clark, Ben M. Enis, Donald A. Johnston and James Q. Wilson had one late report in connection with options granted to the directors. Our belief that all other required filings were made on a timely basis is based solely on our review of the copies of reports furnished to us, or on written representations to us that no such reports were required.

Code of Ethics

        We have adopted a code of ethics that applies to all employees, including executive officers and senior financial and accounting employees. It is our policy to comply strictly with the letter and spirit of all laws affecting our business and the conduct of our officers, directors and employees in business matters. We make available the code of ethics, free of charge, by responding to requests addressed to our investor relations department. The investor relations department can be contacted by mail at Protection One, Inc., Attn: Investor Relations, 818 S. Kansas Avenue, Topeka, KS 66612 or by calling (785) 575-6421.

ITEM 11.    EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and Principal Position(s)	Year	Salary ($)	Bonus ($)(1)	Other Annual Compensation ($)(2)	Restricted Stock Award(s) ($)	Securities Underlying Options Granted (#)	LTIP Payouts ($)	All Other Compensation ($)(3)
Richard Ginsburg(4) President and Chief Executive Officer	2003 2002 2001	439,583 325,000 232,971	669,049 397,854 150,000	30,295 118,929 —	— — —	— — 875,000	— — —	20,988 20,655 8,979
Mack Sands(5) Executive Vice President and Chief Operations Officer	2003 2002 2001	327,520 300,000 106,033	490,636 417,250 —	— — —	— — —	— — 500,000	— — —	8,928 55,428 153,483
Darius G. Nevin(6) Executive Vice President and Chief Financial Officer	2003 2002 2001	293,333 220,000 96,840	446,032 269,317 65,000	60,635 116,871 —	— — —	— 50,000 220,000	— — —	13,648 7,508 1,119
Steven V. Williams Executive Vice President	2003 2002 2001	273,596 232,741 231,000	265,255 190,265 136,826	9,997 9,601 6,881	— — —	— 50,000 52,500	— — —	21,655 20,378 20,372
Peter J. Pefanis(7) Executive Vice President	2003 2002 2001	263,083 210,000 106,326	396,969 269,317 60,000	— — —	— — —	— 170,000 50,000	— — —	14,391 6,278 1,496

(1)
Bonus amounts reflect amounts earned during a period that may have been paid in subsequent periods.

(2)
Other Annual Compensation for 2003 includes the following items: (a) payments for travel expenses paid by the Company in the amounts of $18,855 and $36,969 for Mr. Ginsburg and Mr. Nevin, respectively; (b) payments for federal and state taxes associated with travel expenses paid by the Company in the amounts of $12,070 and $23,666 for Mr. Ginsburg and Mr. Nevin, respectively; and (c) deferred compensation matching contributions in the amount of $9,997 for Mr. Williams.

(3)
All Other Compensation for 2003 includes the following items: (a) company contributions under our 401(k) plan in the amount of $4,396, $5,000, $6,000, $7,000 and $4,895 for Messrs. Ginsburg, Sands, Nevin, Williams and Pefanis, respectively; (b) car allowances in the amount of $14,488, $720, $5,650, $14,488, and $5,640 for Messrs. Ginsburg, Sands, Nevin, Williams, and Pefanis, respectively; (c) insurance premiums paid by us in the amounts of $2,104. $3,208, $2,008, $167, $3,856 for Messrs. Ginsburg, Sands, Nevin, Williams, and Pefanis, respectively.

(4)
Mr. Ginsburg joined us and became Chief Executive Officer on April 16, 2001 and President on July 26, 2001.

(5)
Mr. Sands joined us on September 4, 2001.

(6)
Mr. Nevin joined us on August 1, 2001.

(7)
Mr. Pefanis joined Protection One Alarm Monitoring on July 26, 2001.

Options Granted In Last Fiscal Year

        No options were granted to executive officers during the year ended December 31, 2003.

Aggregated Option Exercises In Last Fiscal Year
And Fiscal Year-End Option Values

        The following table sets forth, for each of the named executive officers, certain information regarding the value of stock options held at year end. No stock option was exercised by any such executive officer during the year ended December 31, 2003.

Name	Number of Shares of Stock Underlying Unexercised Options at 12/31/03 Exercisable/Unexercisable	Value of Unexercised In-the-Money Options at 12/31/03(1) Exercisable/Unexercisable
Richard Ginsburg	583,333/291,667	$0/$0
Darius G. Nevin	163,333/106,667	$0/$0
Peter J. Pefanis	90,000/130,000	$0/$0
Mack Sands	333,333/166,667	$0/$0
Steven V. Williams	170,456/50,833	$0/$0

(1)
Fair market value was calculated based upon the closing sale price of our common stock as reported on the OTC Bulletin Board on December 31, 2003 ($0.36).

Compensation of Directors

        During 2003, directors received for their services an annual retainer fee and a fee for their participation in each meeting of the Board or committee on which they served. Directors are also reimbursed for travel and other out-of-pocket expenses incurred in attending meetings of the Board. The table below shows the schedule for director compensation. Directors who are our employees do not receive additional compensation for their services as directors.

Annual retainer	$30,000
Attendance fee for each Board meeting	$1,500
Attendance fee for each Committee meeting	$1,500
Attendance fee for meeting attendance of Committee Chair	$2,250
Telephonic attendance	$750
Annual grant of stock options	10,000 stock options

Executive Employment and Change in Control Agreements

        Protection One, itself and through its wholly owned subsidiaries, entered into new employment agreements with its executive officers, Mr. Ginsburg, Mr. Sands, Mr. Nevin, Mr. Williams and Mr. Pefanis, as of March 18, 2003. The current employment agreements superseded and replaced all previous employment agreements among the parties. Each current employment agreement will remain in effect until the earlier of (i) the date on which the executive officer's employment is terminated by us or the executive officer or (ii) 180 days after the occurrence of a Change in Control (as defined in the current employment agreements), subject to certain exceptions.

        The current employment agreements provide for minimum annual base salaries for each of Mr. Ginsburg ($450,000), Mr. Sands ($330,000), Mr. Nevin ($300,000), Mr. Williams ($277,000) and Mr. Pefanis ($267,000). Pursuant to the current employment agreements, the executive officers are eligible to receive bonus awards, payable in cash or otherwise, and to participate in all of our employee benefit plans and programs in effect for the benefit of our senior executives, including stock option, 401(k) and insurance plans. We will reimburse the executive officers for all reasonable expenses incurred in connection with the conduct of the business of the company, provided the executive officers properly account for any such expenses in accordance with our policies. Pursuant to the current employment agreements, Mr. Ginsburg's and Mr. Nevin's reimbursable business expenses will include the costs of weekly air travel to and from their homes. Further, pursuant to the current employment agreements, should any portion of the company's reimbursements of travel expenses incurred by Mr. Ginsburg or Mr. Nevin constitute taxable wages for federal income and/or employment tax purposes, we will pay Mr. Ginsburg and Mr. Nevin an additional amount to cover such tax liability.

        The current employment agreements also contain customary provisions relating to nonsolicitation, antidisparagement and the protection of confidential information. In addition, for a period of at least two years following termination of an executive officer's employment with the company, such executive officer will be prohibited from owning, managing, operating or otherwise being connected to any entity engaged in the business of providing property monitoring services with revenue in excess of $200,000,000 or, in the case of Mr. Williams, in excess of $10,000,000. Despite such prohibition, Mr. Ginsburg and Mr. Nevin will be permitted to participate in any capacity with Guardian International following termination of their employment with the company.

        Pursuant to the terms of the employment agreements, upon the occurrence of a change in control of the company, Westar Energy or certain of their subsidiaries, each executive officer was entitled to receive (a) a lump-sum cash payment equal to (i) annual base salary and bonus amounts earned but not previously paid through the date of the change in control, (ii) a pro rata portion of the executive officer's bonus for the fiscal year in which the change in control occurs and (iii) the cash equivalent of any accrued paid time off, (b) a lump-sum cash payment equal to the sum of (x) 2.99 times the executive officer's annual base salary plus (y) 2.99 times the executive officer's bonus and (c) continued participation for three years in our medical, dental and life insurance plans or a lump-sum cash payment in lieu thereof. Also, each executive officer's outstanding stock options and other equity-based awards would fully vest upon the occurrence of a change in control.

        A detailed definition of the term "Change in Control" is contained in the current employment agreements, which were filed as exhibits to our Form 10-K for the year ended December 31, 2002. The definition provides, subject to several important exceptions, that a Change in Control occurs in the event that (i) "Incumbent Directors" (as defined in the current employment agreements) cease to constitute a majority of the Board, (ii) any person (other than Westar Energy, its subsidiaries and certain other entities) becomes a beneficial owner of more than 40% of the combined voting power of our voting securities, (iii) we merge or sell substantially all of our assets, (iv) we substantially liquidate or dissolve or (v) Westar Energy becomes the beneficial owner of 100% of the combined voting power of our voting securities.

        A Change in Control occurred as a result of Westar's sale of its investment in us on February 17, 2004, and payments were made to our executive officers pursuant to the terms of their respective employment agreements. In the event that any amounts or benefits paid to the executive officers pursuant to the current employment agreements are subject to the excise tax imposed under Section 4999 of the Code, we will pay those executive officers an additional amount to compensate them for that tax liability.

Change in control payments

        In order to retain the services of numerous employees who, as a result of Westar's interest in exploring strategic alternatives for divesting its ownership interest in us, may have felt uncertain about our future ownership, management and direction, we entered into retention and severance arrangements with approximately 190 employees to provide incentives for these employees to remain with us through the sales process. On October 31, 2003, we paid approximately $5.1 million to those employees who fulfilled their obligations related to the retention agreements. Additional severance amounts of approximately $11.0 million may also be paid under these arrangements to those employees, if any, who are terminated following a change in control. No amounts were expensed by us for the year ended December 31, 2003 relating to the severance arrangements.

        Approximately $11.0 million was paid to executive management on February 17, 2004 as a result of a change in control, in accordance with the employment agreements discussed in "Executive Employment and Change in Control Agreements" above. No amounts were expensed relating to these additional payments to executive management in 2003. In addition, upon the change in control, $3.5 million was paid to the financial advisor to our Special Committee of the Board of Directors. In February 2004, we recorded an expense of $1.6 million for director and officer insurance coverage that lapsed upon the change in control. We expensed approximately $1.2 million for legal and other professional fees related to the change in control for the year ended December 31, 2003.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

        During 2003, no Compensation Committee member was an officer or employee of the Company or its subsidiaries, or formerly an officer, nor had any relationship otherwise requiring disclosure under the rules of the Securities and Exchange Commission. No executive officer of the company served as a member of the Compensation Committee or as a director of any company where an executive officer of that company is a member of our Compensation Committee. The members of the Compensation Committee thus did not have any Compensation Committee interlocks or insider participation. Certain relationships and related transactions that may indirectly involve our board members are reported in Item 8, Note 6 "Related Party Transactions."

Report of the Board of Directors in Lieu of the Compensation Committee Report

        The company's director and executive compensation programs were administered by the Compensation Committee. The Compensation Committee was responsible for the review and approval of all issues pertaining to director and executive compensation.

        Between January 1 and March 21, 2003, the Compensation Committee was composed of Maria De Lourdes Duke, Donald A. Johnston and James Q. Wilson, all non-employee directors. From the date of Ms. Duke's resignation until May 28, 2003, the Compensation Committee was composed of Donald A. Johnston and James Q. Wilson. On May 28, 2003, Bruce A. Akin, also a non-employee director and Vice President of Westar Energy, was appointed to the Compensation Committee, and Mr. Johnston and Mr. Wilson were reappointed to the Compensation Committee.

        Mr. Akin and Mr. Johnston resigned from the Board and all committees (including the Compensation Committee) on February 17, 2004. Prior to their resignations, on February 13, 2004, the Compensation Committee as it was then configured approved the 2003 executive compensation awards. After Mr. Akin and Mr. Johnston resigned from the Board, however, the Board dissolved the Compensation Committee. The functions of the Compensation Committee are now currently being administered by the entire Board. The Board issued this report based on the minutes of the meetings of the Compensation Committee prior to its dissolution.

        With respect to actions taken by the Compensation Committee prior to its dissolution, readers should interpret references in this report to the "Compensation Committee" to mean the Compensation Committee as it was then configured. With respect to ongoing actions or actions to be performed in the future, the phrase "Compensation Committee" should be interpreted to include the entire Board in lieu of the now dissolved Compensation Committee, or, if it is reconstituted after the date of this report, the Compensation Committee as it will then be configured.

Overview

        The Compensation Committee reviews and approves all issues pertaining to director and executive compensation. The objective of our three executive compensation programs (base salary, short-term incentive and long-term incentive) is to provide compensation which enables us to attract, motivate and retain talented and dedicated executives, foster a team orientation toward the achievement of business objectives and directly link the success of our executives with that of our shareholders.

        The key objectives of the Company's compensation philosophy are as follows: an emphasis on shareholder value creation by increasing cash flow and recurring monthly revenue; setting base salaries and total compensation within a market competitive range; the utilization of a pay-for-performance philosophy; and an emphasis on long-term incentives and equity programs for executive employees. The Company extends participation in its long-term and short-term incentive programs to certain employees in addition to executive officers based on the potential to contribute to increasing shareholder value.

        In structuring the Company's compensation plans, the Compensation Committee takes into consideration Section 162(m) (which disallows the deduction of compensation in excess of $1,000,000 except for certain payments based upon performance goals) of the Internal Revenue Code of 1986, as amended, which we refer to as the Code, and other factors the Compensation Committee deems appropriate. As a result, some of the compensation under the company's compensation programs may not be deductible by reason of Section 162(m).

        Recent events prompted us to increase the base salaries and short term incentive compensation of our executives and senior managers in 2003. First, recently enacted federal legislation and associated changes in the regulatory climate affecting public companies generally have significantly increased the perceived risks to and liabilities of management and the time commitments of management in connection with corporate governance, accounting and regulatory matters. Moreover, in January 2003, Westar announced its intention to explore strategic alternatives for divesting its interest in the Company. This announcement directly affected our ability to incentivize and retain our management team, and at the same time created uncertainty in the value of management's long-term incentive compensation. For these reasons, the Compensation Committee, after discussions with management and upon the advice of an independent compensation consultant retained by the Compensation Committee, entered into new employment agreements (which include change of control and severance provisions) with executives and senior managers and approved increases in base compensation for such personnel for 2003.

Base Salary Compensation

        An annual base salary range is established for each executive position to reflect the potential contribution of each position to the achievement of the Company's business objectives. Due to large consolidations in the security monitoring industry, we have few truly comparable companies for executive compensation purposes.

        In late 2002, the Compensation Committee engaged an independent compensation consultant to provide national market data for executive positions and to evaluate the appropriateness of and to make recommendations regarding our executive compensation and benefit programs. For purposes of determining market rates, in addition to security monitoring companies, the consultant utilized companies within the telecommunications, cable and paging industries due to the fact that these companies provide similar basic services. Information concerning base salaries, annual incentives and long-term incentives for the executive officers of companies identified by the consultant and the Compensation Committee as "peer group companies" was compiled. In addition, published surveys were utilized by the consultant for market information. The peer group data was averaged with the published survey data to determine the market ranges and averages for the jobs for which peer data was available.

        Within the established base salary ranges, actual base salary is determined by a subjective assessment of each executive's achievement of individual objectives and managerial effectiveness. The Compensation Committee annually reviews the performance of the executive officers. The Compensation Committee, after consideration of the financial performance of the Company, the recommendations of the compensation consultant, the Chief Executive Officer's subjective evaluation of the performance of the executives and senior managers, and such other subjective factors as the Compensation Committee deems appropriate for the period being reviewed, establishes the base compensation of those officers.

        All executive officers, excluding Mr. Williams who was hired in 1997, were hired in 2001.

        For the reasons noted above, the base compensation of executives and certain senior managers was increased for 2003.

Annual Incentive Compensation

        All executive officers are eligible for annual incentive compensation.

        The primary form of short-term incentive compensation is provided through the Company's Short-Term Incentive Plan, or STIP. Through the STIP, employees selected by the Compensation Committee who have an opportunity to directly and substantially contribute to the Company's achievement of short-term objectives are eligible to receive short-term incentive compensation. Short-term incentives are structured so that potential compensation is comparable with short-term compensation granted to persons in comparable positions in the national market and are targeted to approximate the median in the national market.

        In 2002, the STIP was amended to provide that, in order for participants to fully maximize their incentive compensation, the participant, during the STIP plan year, must invest a stated percentage of his or her base salary in Company stock. We refer to this percentage as the Purchase Requirement. The Purchase Requirement may be satisfied either through open-market purchases, exercise of options, participation in the company's employee stock purchase plan, or self-directed investments into Company stock through the Company's 401(k) plan. Pursuant to this amendment, executive officers were required to invest 7% of their base salary as stated above in order to maximize their incentive compensation.

        On January 13, 2003, Westar announced its intention to explore strategic alternatives for divesting its interest in the Company. Due to the unlikelihood that insiders would be permitted to engage in transactions involving company securities while Westar and the Company were pursing such strategic alternatives, on March 26, 2003, the Board authorized a further amendment to the STIP, to delete for plan year 2003 the Purchase Requirement for all participants other than the executive officers. The executive officers were still required to meet the Purchase Requirement in 2003 in order to maximize their incentive compensation, provided there were sufficient defined opportunities during the year for executives to purchase company stock without violating insider trading restrictions. However, due to Westar's and the Company's continuing pursuit of strategic alternatives throughout almost all of 2003, no sufficient trading opportunities for the executive officers to purchase company stock arose, and accordingly these conditions on the executive's Purchase Requirements were not satisfied.

        Under the STIP, as amended, Mr. Ginsburg, Mr. Nevin, Mr. Sands and Mr. Pefanis may nominally earn an annual short-term incentive target of 60% of their base salaries. Mr. Williams may nominally earn an annual short-term incentive target of 60% of his base salary under his agreement with Multifamily. Other participants may earn for annual short-term incentive targets ranging from 15% to 40% of base salary. Actual (as opposed to nominal) earned short-term incentive compensation as a percentage of salary can be greater or less than the target percentage depending on actual performance of the Company against budgeted performance criteria established by the Compensation Committee. Accordingly, it is possible that if the Company's performance exceeds budgeted criteria, actual incentive compensation paid under the STIP may exceed the targeted percentage of base compensation.

        For Mr. Ginsburg, Mr. Nevin, Mr. Sands and Mr. Pefanis, 25% of the annual incentive is based upon the attainment of individual goals and management skill, 25% is based upon cash flow per share, 25% is based upon the ratio of debt to earnings before interest, taxes, depreciation and amortization, or EBITDA, and 25% is based upon the ratio of debt to recurring monthly revenue. For Mr. Williams, 25% of the annual incentive is based upon the attainment of individual goals and management skill, 25% is based upon achievement of sales goals, 25% is based on Protection One's cash flow per share, and 25% is based upon Multifamily's EBITDA.

        For the reasons noted above, the Compensation Committee approved short-term incentive awards for 2003 that were higher, as a percentage of base compensation, than in previous years.

Long Term Incentives

        Long-term incentive compensation has typically been offered to employees who are in positions that can affect the long-term success of the Company through the formation and execution of the Company's business strategies. The 1997 Long Term Incentive Plan, or LTIP, is the principal method for awarding long-term incentive compensation, and compensation thereunder takes the form of stock options. The purposes of long-term incentive compensation are to: (a) align the interests of award recipients with those of the shareholders by increasing the proprietary interest of the recipients in the company's growth and success; (b) advance our interests by attracting and retaining the services of directors, officers and other key employees; and (c) motivate recipients to act in the long-term best interests of our shareholders.

        All exempt employees are eligible for grants under the LTIP. Typically, at the beginning of each incentive period, stock-based awards are provided to such participants and in such amounts as the Compensation Committee deems appropriate. The number and form of awards vary on the basis of position and pay grade. The level of total compensation and stock awards for similar executive positions in comparable companies are used as a reference in establishing the level of stock options for Company executives. The Compensation Committee sought to establish a level of stock options for company executives that would place them in the median range of the Company's peer group in terms of total compensation.

        Options generally vest and become exercisable ratably over a three-year period. Upon the change in control of the Company on February 17, 2004, all previously issued and unexpired options accelerated and vested.

        Although the Company has historically viewed the use of stock options as a significant component of compensation, believing that they create a strong and direct link between the financial outcomes of the employees and the shareholders, due to changing economic and regulatory factors, the Compensation Committee is considering various alternative approaches to its traditional reliance on stock options as a long-term incentive for directors and executive management. Partly in consideration of these factors, and partly in consideration of the increases in 2003 to base salary compensation and awards under the STIP, the Company awarded no stock options to Company executives in 2003.

Network Multi-Family Security Corporation Deferred Compensation Plan

        On October 16, 2003, the Board of Directors authorized the termination of the Network Multi-Family Security Corporation Deferred Compensation Plan.

401(k) Company Stock Fund

        On September 5, 2003, the Company's 401(k) Committee, comprised of senior officers and employees of the Company, removed the Protection One Stock Fund as an investment option under the Plan. This action did not require plan participants to divest or reallocate investments previously made into the Stock Fund, but effectively prohibited further contributions or allocations into the Stock Fund.

Employee Stock Purchase Plan

        On October 16, 2003, due to the sales process associated with Westar selling its ownership interest in the Company, the Compensation Committee suspended participation in the ESPP for 2003 and 2004. All amounts contributed by employees through the ESPP in 2003 were returned to plan participants in November 2003.

Chief Executive Officer

        Mr. Ginsburg has been Chief Executive Officer of the company since April 2001. In determining the terms of his employment, the Compensation Committee took into account relevant salary information in the national market and the recommendations made by an independent compensation consultant.

        Base Salary:    Mr. Ginsburg received a base salary in 2003 of $450,000 as required under his agreement with the Company.

        Short-Term Incentive Pay:    The Compensation Committee awarded Mr. Ginsburg a bonus equal to approximately 248% of his target award under the STIP for 2003. Twenty-five percent of Mr. Ginsburg's annual incentive was based upon the attainment of individual goals and management skill. The remainder of Mr. Ginsburg's 2003 bonus was based on the actual performance of the Company against budgeted performance criteria, as follows: (a) cash flow per share (25%), (b) the ratio of debt to earnings before interest, taxes, depreciation and amortization (25%), and (c) the ratio of debt to recurring monthly revenue (25%). As discussed above in the Section entitled Annual Incentive Compensation, because the actual performance of the Company exceeded the budgeted performance criteria established by the Compensation Committee, pursuant to the terms of the STIP, Mr. Ginsburg was entitled to a bonus which exceeded the targeted award. The amount of the 2003 bonus is listed in the summary compensation table in Item 11 above.

        Stock Options:    No stock options were awarded by the Compensation Committee to Mr. Ginsburg in 2003.

                      Protection One Inc. Board of Directors
                       Ben M. Enis, Director
                      Richard Ginsburg, Chief Executive Officer and Director
                      James Q. Wilson, Director

PERFORMANCE GRAPH

        The following chart compares the cumulative total stockholder returns on the common stock since December 31, 1997 to (1) the cumulative total returns over the same period of the Russell 2000 index; and (2) the group of companies selected as our peers at the current time which we refer to as our peer group. The peer group is comprised of Brinks, Frisco Bay Industries, Ltd. and Lifeline Systems, Inc. The market price of the common stock of Lifeline Systems was impacted, in part, during the period of October 14, 1998 to March 31, 1999, by our agreement to acquire Lifeline, which was not consummated. The annual returns for the Peer Group indices are weighted based on the capitalization of each company within the peer group at the beginning of each period for which a return is indicated. The chart assumes the value of the investment in the common stock and each index was $100 at December 31, 1997 and that all dividends were reinvested.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Certain Beneficial Owners

        The following table sets forth certain information with respect to the beneficial ownership of our common stock by holders of more than 5% of the outstanding common stock as of March 15, 2004, based on prior filings by these owners with the SEC.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
POI Acquisition I, Inc. 375 Park Avenue, 14th Floor New York, NY 10152	85,291,497	(1)	86.8%
Dimensional Fund Advisors, Inc. 1299 Ocean Avenue, 11th Floor Santa Monica, CA 90401	4,361,600	(2)	4.5%

(1)
Stockholdings reported as of February 17, 2004. POI Acquisition I Inc. is an entity formed by Quadrangle Capital Partners L.P., Quadrangle Select Partners L.P., Quadrangle Capital Partners-A L.P. and Quadrangle Master Funding Ltd., which has shared voting power and shared investment power with respect to, and is deemed under Rule 13d-3 of the Securities Exchange Act of 1934, as amended, to beneficially own these shares.

(2)
Stockholdings reported as of February 6, 2004, pursuant to a Schedule 13G filed with the Securities and Exchange Commission.

Security Ownership of Management

        The following table sets forth certain information with respect to beneficial ownership of our common stock as of March 15, 2004 by each of our directors and named executive officers, and all of our directors and executive officers as a group.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership of the Company(1)
Ben M. Enis	67,500	(2)
Richard Ginsburg	907,064	(2)(3)
Darius G. Nevin	277,570	(2)(3)
Peter J. Pefanis	223,233	(2)
Mack Sands	500,134	(2)
Steven V. Williams	257,025	(2)
James Q. Wilson	59,600	(2)
All directors and executive officers of Protection One as a group (7 persons)	2,292,126	(4)

(1)
Each individual owns less than one percent of the outstanding shares of our common stock. All directors and executive officers as a group own less than 1.0% of the outstanding shares of our common stock. No director or named executive officer owns any of our equity securities other than the common stock.

(2)
Includes shares subject to options that are currently exercisable or that become exercisable within 60 days after March 15, 2004 as follows: Mr. Enis, 67,500; Mr. Ginsburg, 875,000; Mr. Nevin, 270,000; Mr. Pefanis, 220,000; Mr. Sands, 500,000; Mr. Williams, 221,289; and Mr. Wilson, 57,500. All options became 100% vested on February 17, 2004 upon the change in control.

(3)
Includes shares held in 401(k) plan: Mr. Ginsburg, 4,997; Mr. Nevin, 7,497.

(4)
Gives effect to footnotes 2 and 3.

Shares Authorized for Issuance Under Equity Compensation Plans

        The following table summarizes the total shares of our common stock that may be received by option holders upon the exercise of currently outstanding options, the weighted average exercise price of those outstanding options and the number of shares of our common stock that are still available for future issuance under our equity compensation plans after considering the stock options currently outstanding.

Plan category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance
Incentive Stock Option Plan (the only equity compensation plan approved by our shareholders)	3,550,449	$2.84	3,009,917
Any equity compensation plans not approved by security holders	0	0.00	0

Total	3,550,449	$2.84	3,009,917

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information on certain relationships and related transactions is set forth in Note 6 "Related Party Transactions" of the Notes to Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Aggregate fees billed to us for the fiscal years listed represent fees billed by our principal accounting firm, Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates.

	For the year ending December 31, 2003	Percentage of service approved by the audit committee	For the year ending December 31, 2002	Percentage of service approved by the audit committee
Audit fees(a)	$400,000		$1,280,500	N/A
Audit-related fees(b)	44,050		34,550	N/A
Tax fees(c)	1,808	100%	10,842	N/A
All other fees	—	N/A	—	N/A

Total fees	$445,858		$1,325,892

(a)
Includes fees for the respective year end audit and, in 2002, fees to re-audit the periods ended December 31, 2001 and 2000.

(b)
Includes fees for audits of the Company's employee benefit plans, and in 2003, includes fees for providing access to workpapers related to Westar's sale of its interest in our common stock.

(c)
The fees for 2003 relate to tax consultations relating to the intercompany transactions. The fees for 2002 relate primarily to tax compliance issues resulting from the sale of our Canadian operations.

        The Audit Committee of our Board reviewed the services provided by Deloitte & Touche, along with the fees related to such services. The Audit Committee reviews audit fees to be paid to and other services to be provided by the independent public accountants. The Committee has considered, and will consider, whether the provision of non-audit services is compatible with maintaining the independence of our independent accounting firm.

        Our Audit Committee must pre-approve all non-audit services provided to us by our independent accountants. According to our Audit Committee Charter, this pre-approval authority may be delegated to a single member of the Audit Committee and then reviewed by the entire Audit Committee at the committee's next meeting. As described above, following the resignations of Mr. Clark and Mr. Johnston, the Board dissolved the Audit Committee, and the entire Board is currently administering the functions of the Audit Committee.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)
  The following documents are filed or furnished as a part of this report:

  1.
  The following Exhibits:

Exhibits	Exhibit Description
2.1	Contribution Agreement dated as of July 30, 1997 (the "Contribution Agreement"), between Westar Energy and Protection One, Inc. ("POI") (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by POI and Protection One Alarm Monitoring, Inc. ("Monitoring") dated July 30, 1997 (the "July 1997 Form 8-K")). The Common File Number of POI is 0-24780. The Common File Number of Monitoring is 33-73002-01.
2.2	Amendment No. 1 dated October 2, 1997, to the Contribution Agreement (incorporated by reference to Exhibit 99.1 to the Current Report of Form 8-K filed by POI and Monitoring dated October 2, 1997).
2.3	Amendment No. 2 dated February 29, 2000 to the Contribution Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by POI and Monitoring dated February 29, 2000).
2.4	Amendment No. 3 dated June 21, 2001 to the Contribution Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by POI and Monitoring dated August 14, 2001).
2.5
Amendment No. 4 dated October 25, 2001 to the Contribution Agreement (incorporated by reference to Exhibit 2.5 to the Annual Report on Form 10-K filed by POI and Monitoring for the year ended December 31, 2001 (the "Fiscal 2001 Form 10-K") ).
2.6	Consent and Limited Waiver Agreement dated March 18, 2002 to the Contribution Agreement (incorporated by reference to Exhibit 2.6 to the Fiscal 2001 Form 10-K).
2.7
Consent and Limited Waiver Agreement dated July 1, 2002 to the Contribution Agreement (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by POI and Monitoring dated November 14, 2002).

3.1
Fifth Amended and Restated Certificate of Incorporation of POI, as amended (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed by POI and Monitoring for the year ended September 30, 1997 (the "Fiscal 1997 Form 10-K")).
3.2	Amendment dated as of November 24, 1997 to Fifth Amended and Restated Certificate of Incorporation of POI.
3.3	By-laws of POI (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed by POI and Monitoring for the quarter ended March 31, 1996).
3.4
Certificate of Incorporation of Monitoring, as amended (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-3 (Registration Number 333-09401) originally filed by Monitoring and, inter alia, POI on August 1, 1996 (the "August 1996 Form S-3")).
3.5	Bylaws of Monitoring (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed by POI and, inter alia, Monitoring for the year ended September 30, 1994).
4.1
Indenture dated as of May 17, 1995, among Monitoring, as Issuer, POI, inter alia, as Guarantor, and The First National Bank of Boston ("FNBB"), as Trustee (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 (Registration No. 33-94684) originally filed by POI and, inter alia, Monitoring on July 18, 1995 (the "1995 Form S-4")).
4.2
First Supplemental Indenture dated as of July 26, 1996, among Monitoring, as Issuer, POI, inter alia, as Guarantor and State Street Bank and Trust Company ("SSBTC") as successor to FNBB as Trustee (incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-K filed by POI and Monitoring of the year ended September 30, 1996 (the "Fiscal 1996 Form 10-K")).
4.3
Second Supplemental Indenture dated as of October 28, 1996, among Monitoring as Issuer, POI inter alia, as Guarantor and SSBTC as Trustee (incorporated by reference to Exhibit 4.3 to the Fiscal 1996 Form 10-K)).
4.4
Third Supplemental Indenture dated as of February 14, 2000 among Monitoring as Issuer, POI inter alia, as Guarantor and SSBTC as Trustee (incorporated by reference to Exhibit 4.4 to the Annual Report on Form 10-K filed by POI and Monitoring for the year ended December 31, 2000 (the "Fiscal 2000 Form 10-K")).
4.5
Indenture, dated as of August 17, 1998, among Monitoring, as issuer, POI as guarantor, and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 filed by POI and Monitoring on September 22, 1998).
4.6
Indenture, dated as of December 21, 1998, among Monitoring, as issuer, POI, as guarantor, and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.8 to the Annual Report on Form 10-K filed by POI and Monitoring for the year ended December 31, 1998 (the "Fiscal 1998 Form 10-K")).
10.1
Stock Purchase Warrant dated as of September 16, 1991, issued by POI to Merita Bank, Ltd. (formerly Kansallis-Osake-Pankki) (incorporated by reference to Exhibit 10.25 to the Quarterly Report on Form 10-Q filed by POI and, inter alia, Monitoring for the quarter ended March 31, 1994).

10.2
Warrant Agreement dated as of November 3, 1993, between Monitoring and United States Trust Company of New York, as Warrant Agent (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-4 (Registration Statement 33-73002) originally filed by POI, Monitoring and certain former subsidiaries of Monitoring on December 15, 1993 (the "1993 Form S-4")).
10.3
Registration Rights Agreement dated as of November 3, 1993, among Monitoring, POI, certain former subsidiaries of Monitoring and Bear, Stearns & Co., Inc. (incorporated by reference to Exhibit 4.4 to the 1993 Form S-4).
10.4	Warrant Agreement dated as of May 17, 1995, between POI and The First National Bank of Boston, as Warrant Agent (incorporated by reference to Exhibit 10.40 to the 1995 Form S-4).
10.5	1994 Stock Option Plan of POI, as amended (incorporated by reference to Exhibit 10.23 to the Fiscal 1996 Form 10-K).*
10.6	1997 Long-Term Incentive Plan of POI (incorporated by reference to Appendix F to POI's proxy statement dated November 7, 1997).*
10.7
Notes Registration Rights Agreement dated as of May 17, 1995, among POI, Monitoring, Morgan Stanley & Co., Incorporated and Montgomery Securities (incorporated by reference to Exhibit 4.2 to the 1995 Form S-4).
10.8
Revolving Credit Agreement among Monitoring, borrower, NationsBank, N.A., administrative agent, First Union National Bank, syndication agent, Toronto Dominion (Texas), Inc., documentation agent, and Lenders named therein, dated December 21, 1998 (the "Revolving Credit Agreement") (incorporated by reference to Exhibit 10.11 to the Fiscal 1998 Form 10-K).
10.9	First Amendment to the Revolving Credit Agreement, dated as of February 26, 1999 (incorporated by reference to Exhibit 10.12 to the Fiscal 1998 Form 10-K).
10.10
Agreement, dated as of February 29, 2000, by and among POI, Monitoring, and Westar Industries, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by POI and Monitoring dated February 29, 2000).
10.11
Second Amendment of Credit Agreement, effective as of February 29, 2000, between Monitoring and Westar Industries, Inc., as Administrative Agent and a Lender (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by POI and Monitoring dated February 29, 2000).
10.12
Registration Rights Agreement, dated December 21, 1998, among Monitoring, POI and various subsidiary guarantors and Morgan Stanley & Co. Incorporated, Chase Securities Inc; First Union Capital Markets, NationsBanc Montgomery Securities LLC and TD Securities (USA), Inc. (the "Placement Agents") (incorporated by reference to Exhibit 99.2 to the Fiscal 1998 Form 10-K).
10.13
Form of Change of Control Agreement with Anthony Somma (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K filed by POI and Monitoring for the year ended December 31, 1999 (the "Fiscal 1999 Form 10-K")).*
10.14
Third Amendment to the Revolving Credit Agreement, dated as of January 2, 2001, between Monitoring and Westar Industries, Inc., as Administrative Agent and as a Lender (incorporated by reference to Exhibit 10.15 to the Fiscal 2000 Form 10-K).

10.15
Fourth Amendment to the Revolving Credit Agreement, dated as of February 28, 2001, between Monitoring and Westar Industries, Inc., as Administrative Agent and as a Lender (incorporated by reference to Exhibit 10.16 to the Fiscal 2000 Form 10-K).
10.16
Fifth Amendment of Credit Agreement effective as of June 30, 2001 between Protection One Alarm Monitoring, Inc. and Westar Industries, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by POI and Monitoring dated August 15, 2001).
10.17
Sixth Amendment of Credit Agreement effective as of November 1, 2001 between Protection One Alarm Monitoring, Inc. and Westar Industries, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by POI and Monitoring dated November 14, 2001).
10.18
Seventh Amendment to Credit Agreement effective March 25, 2002 between Protection One Alarm Monitoring, Inc. and Westar Industries, Inc. (incorporated by reference to Exhibit 10.19 to the Fiscal 2001 Form 10-K).
10.19
Eighth Amendment of Credit Agreement effective as of June 3, 2002 between Protection One Alarm Monitoring, Inc. and Westar Industries, Inc. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by POI and Monitoring dated August 13, 2002).
10.20
Ninth Amendment of Credit Agreement effective as of June 26, 2002 between Protection One Alarm Monitoring, Inc. and Westar Industries, Inc. (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by POI and Monitoring dated August 13, 2002).
10.21
Tenth Amendment of Credit Agreement effective as of July 25, 2002 between Protection One Alarm Monitoring, Inc. and Westar Industries, Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by POI and Monitoring dated November 14, 2002).
10.22
Eleventh Amendment of Credit Agreement effective as of August 26, 2002 between Protection One Alarm Monitoring, Inc. and Westar Industries, Inc. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by POI and Monitoring dated November 14, 2002).
10.23
Twelfth Amendment of Credit Agreement effective as of September 11, 2002 between Protection One Alarm Monitoring, Inc. and Westar Industries, Inc. (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by POI and Monitoring dated November 14, 2002).
10.24
Thirteenth Amendment of Credit Agreement effective as of March 11, 2003 between Protection One Alarm Monitoring, Inc. and Westar Industries, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by POI and Monitoring dated June 26, 2003).
10.25
Fourteenth Amendment of Credit Agreement effective as of June 20, 2003 between Protection One Alarm Monitoring, Inc. and Westar Industries, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by POI and Monitoring dated June 26, 2003).

10.26
Employment Agreement dated as of April 16, 2001 between Protection One, Inc. and Richard Ginsburg (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by POI and Monitoring dated May 15, 2001).*
10.27
Employment Agreement dated March 18, 2003 between Protection One, Inc. and Richard Ginsburg (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K filed by POI and Monitoring for the year ended December 31, 2002 (the "Fiscal 2002 Form 10-K").*
10.28	Employment Agreement dated March 18, 2003 between Protection One, Inc. and Darius G. Nevin (incorporated by reference to Exhibit 10.26 to the Fiscal 2002 Form 10-K).*
10.29	Employment Agreement dated March 18, 2003 between Protection One, Inc. and Peter J. Pefanis (incorporated by reference to Exhibit 10.27 to the Fiscal 2002 Form 10-K).*
10.30	Employment Agreement dated March 18, 2003 between Protection One, Inc. and Mack Sands (incorporated by reference to Exhibit 10.28 to the Fiscal 2002 Form 10-K).*
10.31	Employment Agreement dated March 18, 2003 between Protection One, Inc. and Steve V. Williams (incorporated by reference to Exhibit 10.29 to the Fiscal 2002 Form 10-K).*
10.32
Letter Agreement dated November 1, 2001 between Westar Industries, Inc. and POI regarding management fee and financial advisory services (incorporated by reference to Exhibit 10.23 to the Fiscal 2001 Form 10-K).
10.33
Outsourcing Agreement between Westar Energy, Inc. and Protection One Data Services, Inc. dated July 1, 2002 (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed by POI and Monitoring dated August 13, 2002).
10.34
Westar Aviation, Inc. Stock Purchase Agreement dated as of June 5, 2002 by and between Westar Industries, Inc. and Protection One, Inc. (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed by POI and Monitoring dated August 13, 2002).
10.35
Aircraft Reimbursement Agreement dated as of June 5, 2002 between AV ONE, Inc. (f/k/a Westar Aviation, Inc.) and Westar Industries (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed by POI and Monitoring dated August 13, 2002).
10.36	Kansas Corporation Commission Order dated November 8, 2002 (incorporated by reference to Exhibit 99.2 to our Quarterly Report on Form 10-Q dated November 14, 2002).
10.37	Kansas Corporation Commission Order No. 55 dated December 23, 2002 (filed as Exhibit 99.1 to our December 30, 2002 Form 8-K).
10.38
Limited Stipulation and Agreement dated February 11, 2003, with the Staff of the Kansas Corporation Commission, Westar Energy, Inc., Westar Industries, Inc., Citizens' Utility Ratepayer Board, MBIA Insurance Corporation and the Kansas Industrial Consumers (filed as Exhibit 99.1 to our February 11, 2003 Form 8-K).
10.39	Kansas Corporation Commission Order dated February 10, 2003 (filed as Exhibit 99.1 to our February 14, 2003 Form 8-K).
10.40
Partial Stipulation and Agreement dated February 25, 2003, with the Staff of the Kansas Corporation Commission, Westar Energy, Inc., Westar Industries, Inc. and MBIA Insurance Corporation (filed as Exhibit 99.1 to our February 25, 2003 Form 8-K).

10.41	Kansas Corporation Commission Order No. 62 approving Limited Stipulation and Agreement dated February 14, 2003 (incorporated by reference to Exhibit 10.39 to the Fiscal 2002 Form 10-K).
10.42	Kansas Corporation Commission Order No. 65 dated March 11, 2003 (filed as Exhibit 99.1 to our March 14, 2003 Form 8-K).
10.43
Letter dated March 19, 2003 from J. Eric Griffin of Protection One, Inc. to the Kansas Corporation Commission accepting the conditions of Kansas Corporation Commission Order No. 65. (incorporated by reference to Exhibit 10.41 to the Fiscal 2002 Form 10-K).
10.44
Letter dated March 19, 2003 from J. Eric Griffin of Protection One, Inc. to Martin J. Bregman of Westar Energy pursuant to Kansas Corporation Commission Order No. 65 (incorporated by reference to Exhibit 10.42 to the Fiscal 2002 Form 10-K).
10.45
Revolving Credit Facility Standstill Agreement dated as of February 17, 2004, among POI Acquisition, LLC, Protection One, Inc., Protection One Alarm Monitoring, Inc. and Network Multi-Family Security Corporation (filed as Exhibit 10.43 to our February 18, 2004 Form 8-K).
10.46	Equity Standstill Agreement dated as of February 17, 2004, by and between Protection One, Inc. and POI Acquisition I, Inc. (filed as Exhibit 10.44 to our February 18, 2004 Form 8-K).
12.1	Statement regarding Computation of Earnings to Fixed Charges.+
16.1
Letter from Arthur Andersen LLP to the Securities and Exchange Commission re: Change in Certifying Accountant (incorporated by reference to Exhibit 16 to our Current Report on Form 8-K dated May 30, 2002).
21.1	Subsidiaries of POI and Monitoring.+
23.1	Consent of Deloitte & Touche LLP.+
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

*
Each Exhibit marked with an asterisk constitutes a management contract or compensatory plan or arrangement required to be filed or incorporated by reference as an Exhibit to this report pursuant to Item 15(c) of Form 10-K.

+
Filed or furnished herewith.

(b)
During the last quarter of the year covered by this Report, POI and Monitoring filed the following Reports on Form 8-K:

•
Current Report on Form 8-K, Item 5, dated December 3, 2003 reported that the New York Stock Exchange ("Exchange") announced that it has suspended trading in the common stock of Protection One, Inc. and will be applying to the Securities and Exchange Commission to delist the Company's common stock from the Exchange.

    •
    Current Report on Form 8-K, Items 5 and 7, dated December 4, 2003 reported that the Company announced in a press release that it expects its common stock to be quoted on the OTC Bulletin Board under the stock symbol "POIX" beginning December 4, 2003.

    •
    Current Report on Form 8-K, Items 5 and 7, dated December 24, 2003 reported that the Company announced in a press release that Westar Energy, Inc. issued a press release disclosing that Westar Energy entered into a definitive agreement to sell its approximately 88% equity interest in Protection One and transfer its rights and obligations as the lender under Protection One's Credit Facility to affiliates of Quadrangle Group LLC.

SIGNATURES

        Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

PROTECTION ONE, INC. PROTECTION ONE ALARM MONITORING, INC.

March 23, 2004	By:	/s/ DARIUS G. NEVIN Darius G. Nevin, Executive Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD GINSBURG Richard Ginsburg	President, Chief Executive Officer and Director (Principal Executive Officer)	March 23, 2004
/s/ BEN M. ENIS Ben M. Enis	Director	March 23, 2004
/s/ JAMES Q. WILSON James Q. Wilson	Director	March 23, 2004

QuickLinks

TABLE OF CONTENTS
PART I FORWARD-LOOKING STATEMENTS
RISK FACTORS
PART II
INDEPENDENT AUDITORS' REPORT
PROTECTION ONE, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Dollar amounts in thousands, except for per share amounts)
PROTECTION ONE, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Dollar amounts in thousands, except for per share amounts)
PROTECTION ONE, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollar amounts in thousands)
PROTECTION ONE, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Dollar amounts in thousands)
PROTECTION ONE, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PROTECTION ONE, INC. AND SUBSIDIARIES SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS (Dollar amounts in thousands)
PART III
Options Granted In Last Fiscal Year
Aggregated Option Exercises In Last Fiscal Year And Fiscal Year-End Option Values
PERFORMANCE GRAPH
Shares Authorized for Issuance Under Equity Compensation Plans
PART IV
SIGNATURES