Form 10-Q/A
period 2005-09-30
PROTECTION ONE ALARM MONITORING INC; PROTECTION ONE INC
filed 2006-04-10
CIK 916310, 916230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

1-12181-01	1-12181
(Commission File Number)	(Commission File Number)

PROTECTION ONE, INC.	PROTECTION ONE ALARM MONITORING, INC.
(Exact Name of Registrant	(Exact Name of Registrant
As Specified In its Charter)	As Specified In its Charter)

Delaware	Delaware
(State or Other Jurisdiction	(State or Other Jurisdiction
Of Incorporation or Organization)	Of Incorporation or Organization)

93-1063818	93-1064579
(I.R.S. Employer Identification No.)	(I.R.S. Employer Identification No.)

1035 N 3rd Street, Suite 101	1035 N 3rd Street, Suite 101
Lawrence, Kansas 66044	Lawrence, Kansas 66044
(Address of Principal Executive Offices,	(Address of Principal Executive Offices,
Including Zip Code)	Including Zip Code)

(785) 856-5500	(785) 856-5500
(Registrant’s Telephone Number,	(Registrant’s Telephone Number,
Including Area Code)	Including Area Code)

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

Indicate by check mark whether either registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of November 10, 2005, Protection One, Inc. had outstanding 18,198,571 shares of Common Stock, par value $0.01 per share. As of such date, Protection One Alarm Monitoring, Inc. had outstanding 110 shares of Common Stock, par value $0.10 per share, all of which shares were owned by Protection One, Inc.

EXPLANATORY NOTE

This amended quarterly report on Form 10-Q/A is being filed to correct an error in calculation of depreciation for certain assets revalued as part of the push down accounting adjustments described herein.  In the original quarterly report on Form 10-Q, which we filed with the Securities and Exchange Commission November 14, 2005, depreciation expense was overstated by approximately $1.1 million, which resulted in reporting a larger net loss for the period February 9, 2005 through September 30, 2005, and for the three months ended September 30, 2005, than was actually incurred.  This amendment provides the correct amount of depreciation on the Condensed Consolidated Statement of Operations and Comprehensive Loss for the period February 9, 2005 through September 30, 2005, and for the three months ended September 30, 2005, as well as the correct amount of net property and equipment on the Condensed Consolidated Balance Sheet as of September 30, 2005.

This amendment also includes updated certifications of our principal executive officer and principal financial officer.  Accordingly, pursuant to Rule 12b-15 under the Securities and Exchange Act of 1934, this amendment contains the complete text of Item 1, “Financial Statements,” Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 4, “Controls and Procedures,” as amended.

See Note 12 of the Notes to the Consolidated Financial Statements, “Restatement of Condensed Consolidated Financial Statements,” for detailed information concerning the restatements.  In order to preserve the nature and the character of the disclosures as of November 14, 2005, no attempt has been made in the Form 10-Q/A to modify or update such disclosures except as required to reflect the results of the restatement.

PART I

FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

PROTECTION ONE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except for per share amounts)

(Unaudited)

	September 30,	December 31,
	2005	2004
	(See Note 1)
	(As Restated,
	See Note 12)
ASSETS
Current assets:
Cash and cash equivalents	$14,590	$52,528
Restricted cash	569	926
Receivables, net	26,167	24,219
Inventories, net	4,779	5,228
Prepaid expenses	2,730	5,793
Other miscellaneous receivables	45	5,494
Other	2,866	2,375
Total current assets	51,746	96,563
Property and equipment, net	21,201	31,152
Restricted cash, net of current portion	1,567	—
Customer accounts, net	241,962	176,155
Goodwill	12,160	41,847
Trade name	25,812	—
Deferred customer acquisition costs	64,163	107,310
Other	8,632	8,017
Total Assets	$427,243	$461,044

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY IN ASSETS)
Current liabilities:
Current portion of long-term debt, including $201,000 due to related parties at December 31, 2004	$2,356	$395,417
Accounts payable	2,358	2,266
Accrued liabilities	20,147	37,088
Due to related party	—	335
Deferred revenue	36,042	34,017
Total current liabilities	60,903	469,123
Long-term debt, net of current portion	320,643	110,340
Deferred customer acquisition revenue	33,839	57,433
Other liabilities	1,568	1,757
Total Liabilities	416,953	638,653
Commitments and contingencies (see Note 7)
Stockholders’ equity:
Preferred stock, $0.10 par value, 5,000,000 shares authorized	—	—
Common stock, $0.01 par value, 150,000,000 shares authorized, 18,198,571 shares issued at September 30, 2005 and 2,562,512 shares issued at December 31, 2004	182	26
Additional paid-in capital	159,939	1,380,728
Accumulated other comprehensive income (loss)	(127)	162
Deficit	(149,704)	(1,523,913)
Treasury stock, at cost, 596,858 shares at December 31, 2004	—	(34,612)
Total stockholders’ equity (deficiency in assets)	10,290	(177,609)
Total Liabilities and Stockholders’ Equity (Deficiency in Assets)	$427,243	$461,044

The accompanying notes are an integral part of these consolidated financial statements.

PROTECTION ONE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(Dollars in thousands, except for per share amounts)

(Unaudited)

	2005		2004
	February 9 – September 30	January 1 – February 8	January 1 – September 30
	(See Note 1)	(See Note 1)
	(As Restated,
	See Note 12)
Revenues:
Monitoring and related services	$158,143	$26,455	$185,974
Other	9,832	2,088	15,959
Total revenues	167,975	28,543	201,933

Cost of revenues (exclusive of amortization and depreciation shown below):
Monitoring and related services	44,501	7,400	52,252
Other	12,709	3,314	23,085
Total cost of revenues (exclusive of amortization and depreciation shown below)	57,210	10,714	75,337

Operating expenses:
Selling	19,651	3,989	24,047
General and administrative	41,536	8,104	52,489
Change of control and debt restructuring costs	—	5,939	22,046
Corporate consolidation costs	1,866	—	—
Amortization and depreciation	31,849	6,638	58,881
Total operating expenses	94,902	24,670	157,463
Operating income (loss)	15,863	(6,841)	(30,867)
Other expense (income) :
Interest expense	20,912	2,602	20,021
Related party interest	1,951	1,942	13,399
Loss on retirement of debt	6,657	—	—
Other	(628)	(15)	(100)
Total other expense	28,892	4,529	33,320
Loss before income taxes	(13,029)	(11,370)	(64,187)
Income tax expense	(316)	(35)	(278,464)
Net loss	$(13,345)	$(11,405)	$(342,651)

Other comprehensive income, net of tax:
Reclassification adjustment for realized gain on marketable securities	(162)	—	—
Unrealized gain on marketable securities	—	—	72
Unrealized loss on interest rate cap	(127)	—	—
Comprehensive loss	$(13,634)	$(11,405)	$(342,579)

Basic and diluted per share information:
Net loss per common share	$(0.73)	$(5.80)	$(174.29)

Weighted average common shares outstanding (in thousands)	18,199	1,966	1,966

The accompanying notes are an integral part of these consolidated financial statements.

PROTECTION ONE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS AND COMPREHENSIVE LOSS

(Dollars in thousands, except for per share amounts)

(Unaudited)

	Three Months Ended September 30,
	2005	2004
	(See Note 1)
	(As Restated,
	See Note 12)
Revenues:
Monitoring and related services	$61,519	$62,272
Other	4,104	5,256
Total revenues	65,623	67,528

Cost of revenues (exclusive of amortization and depreciation shown below):
Monitoring and related services	17,606	17,918
Other	5,049	7,869
Total cost of revenues (exclusive of amortization and depreciation shown below)	22,655	25,787

Operating expenses:
Selling	8,228	8,486
General and administrative	15,772	16,882
Change of control and debt restructuring costs	—	2,109
Corporate consolidation costs	1,866	—
Amortization and depreciation	11,770	19,546
Total operating expenses	37,636	47,023
Operating income (loss)	5,332	(5,282)
Other expense (income) :
Interest expense	7,500	6,734
Related party interest	—	4,568
Other	(78)	(17)
Total other expense	7,422	11,285
Loss before income taxes	(2,090)	(16,567)
Income tax expense	(122)	(85)
Net loss	$(2,212)	$(16,652)

Other comprehensive income, net of tax:
Unrealized gain on marketable securities	—	63
Unrealized loss on interest rate cap	(127)	—
Comprehensive loss	$(2,339)	$(16,589)

Basic and diluted per share information:
Net loss per common share	$(0.12)	$(8.47)

Weighted average common shares outstanding (in thousands)	18,199	1,966

The accompanying notes are an integral part of these consolidated financial statements.

PROTECTION ONE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	2005		2004
	February 9 – September 30	January 1 – February 8	January 1 – September 30
	(See Note 1)	(See Note 1)
	(As Restated,
	See Note 12)
Cash flows from operating activities:
Net loss	$(13,345)	$(11,405)	$(342,651)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on early retirement of debt	6,657	—	—
(Gain) loss on sale of assets	(721)	8	(76)
Amortization and depreciation	31,849	6,638	58,881
Amortization of debt costs and premium	6,039	2	523
Amortization of deferred customer acquisition costs in excess of amortization of deferred revenues	5,460	2,837	15,567
Deferred income taxes	—	—	286,398
Provision for doubtful accounts	837	272	486
Other	(92)	(15)	(76)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Receivables, net	(2,347)	(263)	(624)
Tax receivable from Westar	—	—	(7,933)
Other assets	6,607	5,500	(2,420)
Accounts payable	(4,363)	5,114	(2,244)
Deferred revenue	567	1,346	261
Other liabilities	(11,200)	(6,324)	453
Net cash provided by operating activities	25,948	3,710	6,545

Cash flows from investing activities:
Installations and purchases of new accounts	—	—	(14)
Deferred customer acquisition costs	(33,480)	(4,218)	(31,879)
Deferred customer acquisition revenues	17,008	1,991	15,808
Purchase of property and equipment	(3,228)	(250)	(4,826)
Deposit of restricted cash	(1,200)	—	—
Proceeds from disposition of marketable securities	660	—	—
Proceeds from redemption of preferred stock	4,399	—	—
Proceeds from disposition of assets	263	4	314
Net cash used in investing activities	(15,578)	(2,473)	(20,597)

Cash flows from financing activities:
Payments on long-term debt	(212,125)	—	—
Payment on credit facility	(81,000)	—	—
Proceeds from borrowings	250,000	—	—
Proceeds from sale of common stock	1,750	—	—
Proceeds from sale of trademark	—	—	160
Debt issue costs	(6,978)	—	—
Stock issue costs	(270)	—	—
Payment for interest rate caps	(922)	—	—
Funding from Westar, as former parent	—	—	220
Net cash provided by (used in) financing activities	(49,545)	—	380
Net increase (decrease) in cash and cash equivalents	(39,175)	1,237	(13,672)
Cash and cash equivalents:
Beginning of period	53,765	52,528	35,203
End of period	$14,590	$53,765	$21,531

Cash paid for interest	$20,991	$6,451	$37,957
Cash paid for taxes	$270	$6	$264

The accompanying notes are an integral part of these consolidated financial statements.

PROTECTION ONE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.     Basis of Consolidation and Interim Financial Information:

Protection One, Inc., referred to as Protection One or the Company, a Delaware corporation, is a publicly-traded security alarm monitoring company.  Protection One is principally engaged in the business of providing security alarm monitoring services, which includes sales, installation and related servicing of security alarm systems for residential and business customers.  On February 17, 2004, the Company’s former majority owner, Westar Industries, Inc., a Delaware corporation, referred to as Westar Industries, a wholly owned subsidiary of Westar Energy, Inc., which together with Westar Industries is referred to as Westar, sold approximately 87% of the issued and outstanding shares of the Company’s common stock, par value $0.01 per share, to POI Acquisition I, Inc., a subsidiary of POI Acquisition, L.L.C. and Quadrangle Master Funding Ltd.  POI Acquisition, L.L.C., Quadrangle Master Funding Ltd and POI Acquisition I, Inc. are entities formed by Quadrangle Capital Partners LP, Quadrangle Select Partners LP, Quadrangle Capital Partners-A LP and Quadrangle Master Funding Ltd, collectively referred to as Quadrangle.  Westar retained approximately 1% of the Company’s common stock, representing shares underlying restricted stock units granted to current and former employees of Westar.  As part of the sale transaction, Westar Industries also assigned its rights and obligations as the lender under the revolving credit facility to POI Acquisition, L.L.C., which subsequently assigned one-third of its interest to Quadrangle Master Funding, Ltd.  Quadrangle paid an aggregate of approximately $154.7 million to Westar as consideration for both the common stock and the revolving credit facility, including accrued interest of $2.2 million, with approximately $2.1 million of the payments being consideration for the common stock.

Upon completion of the Westar sale transaction and as a result of liquidity problems caused by its significant debt burden and continuing net losses, the Company retained Houlihan Lokey Howard & Zukin Capital as its financial advisor and began discussions regarding a potential debt restructuring.  In November 2004, the Company received $73.0 million pursuant to a tax sharing settlement agreement with Westar that terminated the Westar tax sharing agreement, generally settled all claims with Westar relating to the tax sharing agreement and generally settled all claims between Quadrangle and Westar relating to the Westar sale transaction. Contemporaneously, the Company entered into a debt-for-equity exchange agreement with Quadrangle that provided for the principal balance outstanding under the Quadrangle credit facility to be reduced by $120.0 million in exchange for the issuance to Quadrangle of 16 million shares of the Company’s common stock.   The exchange was completed on February 8, 2005 and was accompanied by a one-share-for-fifty-shares reverse stock split of the Company’s outstanding shares of common stock.  The newly issued shares, together with shares already owned by Quadrangle, resulted in Quadrangle owning approximately 97.3% of the Company’s common stock.

As a result of Quadrangle’s increased ownership interest, the Company has ‘‘pushed down’’ Quadrangle’s basis to a proportionate amount of the Company’s underlying assets and liabilities acquired based on the estimated fair market values of the assets and liabilities.  The “push-down” accounting adjustments did not impact cash flows.   The primary changes to the balance sheet reflect (1) the reduction of deferred customer acquisition costs and revenues, which have been subsumed into the estimated fair market value adjustment for customer accounts; (2) adjustments to the carrying values of debt to estimated fair market value (or Quadrangle’s basis in the case of the credit facility); (3) adjustments to historical goodwill to reflect goodwill arising from the push down accounting adjustments; (4) the recording of a value for our trade names; and (5) an increase to the equity section from these adjustments.  The primary changes to the income statement include (1) the reduction in other revenue due to a lower level of amortization from the reduced amortizable base of deferred customer acquisition revenues; (2)  the reduction in other costs of revenue and selling expenses due to lower level of amortization from the reduced amortizable base of deferred customer acquisition costs; (3) an increase in interest expense due to amortization of debt discounts arising from differences in fair values and carrying values of the Company’s debt instruments; and (4) the reduction in amortization related to the reduction in the amortizable base of customer accounts.

Due to the impact of the changes resulting from the push down accounting adjustments described above, the income statement presentation separates the Company’s results into two periods:  (1) the period ending with the February 8, 2005 consummation of the exchange transaction and (2) the period beginning after that date utilizing the new basis of accounting.  The results are further separated by a heavy black line to indicate the effective date of the new basis of accounting.  Similarly, the current and prior period amounts reported on the Balance Sheet are separated by a heavy black line to indicate the application of a new basis of accounting between the periods presented.

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles, or GAAP, for interim financial information and in accordance with the instructions to Form 10-Q.  Accordingly, certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission, or the SEC.

In December 2002, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation.”  SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, it amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  This statement requires that companies follow the prescribed format and provide the additional disclosures in their annual reports for fiscal years ending after December 15, 2002. The Company applies the recognition and measurement principles of Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” as allowed by SFAS Nos. 123 and 148, and related interpretations in accounting for its stock-based compensation plans.  The Company has adopted the disclosure requirements of SFAS No. 148.

For purposes of the pro forma disclosures required by SFAS No. 148, the estimated fair value of options is amortized to expense on a straight-line method over the options’ vesting period.  Under SFAS No. 123, additional compensation expense and the resulting pro forma impact on earnings and earnings per share is as follows:

	(dollar amounts in thousands except per share amounts)
	2005		2004
	February 9 – September 30	January 1 – February 8	Nine Months Ended September 30
	(See Note 1)	(See Note 1)
Loss available for common stock, as reported	$(13,345)	$(11,405)	$(342,651)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	—	—	34
Deduct: Total stock option expense determined under fair value method for all awards, net of related tax effects	(1,811)	(16)	(596)
Loss available for common stock, pro forma	$(15,156)	$(11,421)	$(343,213)

Net loss per common share (basic and diluted):
As reported	$(0.73)	$(5.80)	$(174.29)
Pro forma	$(0.83)	$(5.81)	$(174.57)

	(dollar amounts in thousands except per share amounts)
	Three Months Ended September 30,
	2005	2004
	(See Note 1)
Loss available for common stock, as reported	$(2,212)	$(16,652)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	—	—
Deduct: Total stock option expense determined under fair value method for all awards, net of related tax effects	(781)	(75)
Loss available for common stock, pro forma	$(2,993)	$(16,727)

Net loss per common share (basic and diluted):
As reported	$(0.12)	$(8.47)
Pro forma	$(0.16)	$(8.51)

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on alternative fair value models.  The share-based compensation cost will be measured based on the fair value of the equity or liability instruments issued.  The Company currently discloses pro forma compensation expense quarterly and annually by calculating the stock option grants’ fair value using the Black-Scholes model and disclosing the impact on net income and net income per share in a Note to the Consolidated Financial Statements.  Upon adoption, pro forma disclosure will no longer be an alternative.  The Company will begin to apply SFAS No. 123R beginning in the year ending December 31, 2006.

In the opinion of management of the Company, all adjustments considered necessary for a fair presentation of the financial statements have been included. The results of operations presented for the three months ended September 30, 2005, the period February 9, 2005 through September 30, 2005 (the “post-push down” period) and January 1, 2005 through February 8, 2005 (the “pre-push down” period) are not necessarily indicative of the results to be expected for the full year.

Restricted cash on the accompanying balance sheet represents a trust account established as collateral for the benefit of the former insurer of the Company’s workers’ compensation claims and collateral for the Company’s surety bonding requirements.  The workers’ compensation collateral is required to support reserves established on claims filed during the period covered by the former insurer.  The Company receives interest income earned by the trust.  The surety bond collateral is required by the Company’s liability insurance carrier.  The funds have been deposited into a money market account which earns interest income.

For the period February 9, 2005 through September 30, 2005, the Company had stock options that represented 1.0 million dilutive potential common shares.  For the third quarter of 2005, the Company had stock options that represented 0.9 million dilutive potential common shares.  These securities were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the period.  The Company had no stock options or warrants that represented dilutive potential common shares for the period January 1, 2005 through February 8, 2005 or for the three and nine months ended September 30, 2004.

All prior share and per share amounts included in the financial statements and the accompanying notes give retroactive effect to a one-share-for-fifty shares reverse stock split effected February 8, 2005.

Certain reclassifications have been made to prior year information to conform with the current year presentation.

2.     Restructuring, Management Incentive Plan, Refinancing and Corporate Consolidation:

Restructuring

General.  On November 12, 2004, the Company received proceeds of $73.0 million pursuant to a tax sharing settlement agreement with Westar, which settlement was facilitated by the contemporaneous execution of an exchange agreement with Quadrangle that provided for the principal balance outstanding under the Quadrangle credit facility to be reduced by $120.0 million in exchange for the issuance to Quadrangle of 16 million shares of the Company’s common stock.  Other aspects of the restructuring included a one-share-for-fifty-shares reverse stock split of the Company’s outstanding shares of common stock and the implementation of a management incentive plan.

Debt-for-Equity Exchange.  On November 12, 2004, the Company entered into an exchange agreement with Quadrangle to restructure the debt under the Quadrangle credit facility.  Upon the closing of the exchange agreement on February 8, 2005, Quadrangle reduced the aggregate principal amount outstanding under the Quadrangle credit facility by $120.0 million in exchange for 16 million shares of the Company’s common stock.  The newly issued shares, together with the shares currently owned by Quadrangle, resulted in Quadrangle’s owning approximately 97.3% of the Company’s common stock as of the closing of the debt-for-equity exchange.   In connection with the closing, the Company also amended its certificate of incorporation, implemented a management incentive plan and entered into an amended and restated credit facility, stockholders agreement and registration rights agreement with Quadrangle.

Amendment of Certificate of Incorporation.  In connection with the debt-for-equity exchange, following stockholder approval on February 8, 2005, the Company amended and restated its certificate of incorporation to provide for a one-share-for-fifty-shares reverse stock split of its outstanding shares of common stock, the elimination of its Series F and Series H preferred stock and an election not to be governed by Section 203 of the Delaware Corporation Law, which section potentially restricts transactions involving certain interested stockholders.

Amendment of the Quadrangle Credit Facility.  Pursuant to the exchange agreement entered into in connection with the restructuring, Quadrangle agreed to extend the final maturity on the Quadrangle credit facility to August 15, 2005 and to otherwise amend and restate the Quadrangle credit facility.  Quadrangle also waived and released all defaults and events of default under the Quadrangle credit facility existing immediately prior to the consummation of the debt-for-equity exchange.  See Note 5, “Debt — Refinancing,” for information related to the April 2005 repayment of the Quadrangle credit facility.

Westar Tax Sharing Settlement.  On November 12, 2004, the Company entered into a tax sharing settlement with Westar and Quadrangle that, among other things, terminated the Westar tax sharing agreement, generally settled all of its claims with Westar relating to the tax sharing agreement and generally settled all claims between Quadrangle and Westar relating to the Westar sale transaction.  Execution of the exchange agreement with Quadrangle facilitated Quadrangle’s and Westar’s ability to agree upon the amount of, and accelerate the payment of, contingent payments that would be paid by Quadrangle to Westar under their purchase agreement and to otherwise settle claims between Quadrangle and Westar relating to the Westar sale transaction.  Westar’s ability to reach agreement with Quadrangle on these matters facilitated the settlement of the Company’s dispute with Westar over the tax sharing agreement and the delivery of the settlement payment from Westar to the Company on November 12, 2004.

In accordance with the Westar tax sharing settlement, Westar, among other things, paid the Company approximately $45.9 million in cash and transferred to the Company a portion of its 7 3/8% senior notes due 2005, with aggregate principal and accrued interest of approximately $27.1 million, that had been held by Westar.  The Company cancelled the 7 3/8% senior notes due 2005 that it received pursuant to the Westar tax sharing settlement, resulting in an approximately $26.6 million reduction in the principal amount of its indebtedness.  The Company used a portion of the proceeds from the Westar tax sharing settlement to make a $14.5 million principal payment and a $2.2 million interest payment on the Quadrangle credit facility, further reducing its outstanding indebtedness.  Quadrangle paid $32.5 million to Westar as additional consideration relating to the Westar sale transaction.

The tax sharing settlement also provided for a mutual general release, except with respect to (i) certain indemnification obligations pursuant to the purchase agreement between Quadrangle and Westar, (ii) security system service agreements under which the Company provides services to Westar and (iii) administrative service agreements between the Company and Westar.  In addition, Westar and POI Acquisition I, Inc. agreed to join in making Section 338(h)(10) elections under the Internal Revenue Code.  As part of the settlement, the parties mutually agreed to the purchase price allocation to be used for the election.

Stockholders Agreement and Composition of the Board of Directors.  In connection with the restructuring, the Company also entered into a stockholders agreement with Quadrangle.  The stockholders agreement contained certain agreements with respect to the Company’s corporate governance following the restructuring, including, but not limited to, the composition of its board of directors.  The parties to the stockholders agreement were generally required to use their reasonable best efforts to cause the board of directors to consist of five members immediately following the completion of the debt-for-equity exchange, comprised as follows:

•      three members designated by Quadrangle (two directors designated by POI Acquisition, L.L.C. and one director designated by Quadrangle Master Funding Ltd);

•      the Company’s President and Chief Executive Officer, Richard Ginsburg; and

•      one independent director selected by a majority of the other directors.

In connection with the closing of the debt-for-equity exchange, the size of the Company’s board of directors was increased to four directors, and David Tanner, Steven Rattner and Michael Weinstock, managing principals of Quadrangle, were appointed to the board.  Ben M. Enis, a Company director since 1994, and James Q. Wilson, a Company director since 1996, resigned from the board to accommodate these additions.  The Company’s President and Chief Executive Officer, Richard Ginsburg, continues to serve as a director.  At the Company’s March 11, 2005 board meeting, Robert J. McGuire was appointed to the board as the independent director and was selected as chairman of the board’s audit committee.

In the event POI Acquisition, L.L.C. or its permitted transferees owns less than 25% of the Company’s common shares issued and outstanding as of the date of the restructuring, POI Acquisition, L.L.C. shall have the right to designate one director instead of two.  In the event either POI Acquisition, L.L.C. or Quadrangle Master Funding Ltd owns less than 10% of the Company’s common shares issued and outstanding as of the restructuring, such entity will lose the ability to designate a member to the Company’s board of directors.  If and for so long as POI Acquisition, L.L.C. owns at least 40% of the outstanding shares of the Company’s common stock, it shall have the right to elect to increase the size of the board by one director, which it shall be entitled to designate.

In accordance with the stockholders agreement, the Company amended its bylaws following the restructuring to prevent it from voluntarily filing for bankruptcy, merging or consolidating with another entity until February 8, 2007 or from selling all or substantially all of its assets without the written consent of Quadrangle Master Funding Ltd.  The stockholders agreement also includes voting agreements, certain restrictions on the transfer of the Company’s common stock, drag-along rights in favor of POI Acquisition, L.L.C. and tag-along rights in favor of Quadrangle Master Funding Ltd, all upon customary terms and subject to certain customary exceptions (including exceptions for certain transfers among affiliates).  In addition, the stockholders agreement provides the Quadrangle parties with the right to participate on a proportional basis in any future equity issuance by the Company, except for issuances pursuant to registered public offerings, business combination transactions or officer, employee, director or consultant arrangements.

Registration Rights Agreement.  As a condition to the consummation of the debt-for-equity exchange, the Company entered into a registration rights agreement with POI Acquisition, L.L.C. and Quadrangle Master Funding Ltd.  The registration rights agreement provides, among other things, that the Company will register, upon notice, shares of its common stock owned by such parties.  Under the registration rights agreement, POI Acquisition, L.L.C. is permitted up to four demand registrations and Quadrangle Master Funding Ltd is permitted up to two demand registrations, subject to certain conditions described in the agreement.  POI Acquisition, L.L.C. and Quadrangle Master Funding Ltd also received piggyback registration rights whereby they shall have the opportunity to register their securities pursuant to any registration statement the Company may file in the future, subject to certain conditions.  The Company is also obligated to pay certain of their expenses pursuant to the registration of their securities under the registration rights agreement.

Repurchase of Outstanding 13 5/8 % Senior Subordinated Discount Notes.  In connection with the restructuring and as required by the indenture governing the Company’s outstanding 13 5/8% senior subordinated discount notes due 2005, the Company initiated a change of control repurchase offer at 101% for its approximately $29.9 million of outstanding 13 5/8% senior subordinated discount notes due 2005.  The Company completed the repurchase of all of these notes on March 11, 2005.  The Company recorded a loss in the first quarter of 2005 of approximately $0.6 million associated with the repurchase.

Refinancing Enabling Redemption of Outstanding 7 3/8% Senior Notes and Repayment of Quadrangle Credit Facility.  On April 18, 2005, the Company entered into a new credit agreement enabling it to, among other things, complete a redemption of its 7 3/8% senior notes due 2005 for approximately $166.3 million plus accrued interest (approximately $164.3 million aggregate principal amount outstanding) and the repayment of its Quadrangle credit facility (approximately $78.0 million aggregate principal amount outstanding).  The 7 3/8% senior notes due 2005 and the Quadrangle credit facility each had a maturity date of August 15, 2005.  The Company recorded a loss in the second quarter of 2005 of approximately $6.1 million associated with such redemption and repayment.  See “Refinancing” below for information regarding the new credit facility.

Payment of Transaction-Related Bonuses and Fees.  In order to retain the services of senior management and selected key employees who may have felt uncertain about the Company’s future ownership and direction due to the discussions with its creditors regarding the restructuring of its indebtedness, the Company’s board of directors authorized senior management in June 2004 to implement a new key employee retention plan.  The retention plan applied to approximately 30 senior managers and selected key employees and provided incentives for such individuals to remain with the Company through the restructuring.  These retention agreements superseded and replaced previous retention agreements which provided additional severance upon a change of control.   The aggregate payout under the plan was approximately $3.9 million, of which approximately $3.5 million was accrued for and approximately $0.7 million was paid as of December 31, 2004.  For the period January 1, 2005 through February 8, 2005 the Company accrued $0.4 million and paid $1.3 million and for the period February 9, 2005 through March 31, 2005 the Company paid $1.9 million.  Approximately $0.9 million was accrued for the nine months ended September 30, 2004.

Upon the change of control on February 17, 2004, $11.0 million was paid to executive management, $3.5 million was paid to the financial advisor to the Company’s Special Committee of its board of directors and $1.6 million of expense was recorded for director and officer insurance that lapsed upon the change of control.  In addition to its own financial and legal advisors, the Company also agreed to pay the financial advisory and legal fees incurred on behalf of Quadrangle and certain holders of the Company’s publicly-held debt.  For the six months ended June 30, 2004 the Company incurred expenses relating to these advisors of approximately $3.8 million.  For the period from January 1, 2005 through February 8, 2005, the Company recorded expense of $5.9 million, including $5.6 million in fees paid on February 8, 2005 upon completion of the restructuring.

Management Incentive Plan; Retention Bonuses

As a condition to the completion of the debt-for-equity exchange, the Company implemented a management incentive plan that included an equity investment opportunity for its executive officers, stock appreciation rights (SARs) for its senior executive officers and a new stock option plan.

Equity Investment.  As part of the management incentive plan offered in connection with the restructuring, certain members of management invested an aggregate of $1.75 million and received an aggregate of 233,334 shares of common stock.  Messrs. Ginsburg, Nevin, Pefanis, Williams and Griffin invested $600,000, $500,000, $250,000, $225,000 and $50,000, respectively, and received 80,000, 66,667, 33,333, 30,000 and 6,667 shares of common stock, respectively.  The shares were purchased pursuant to a management shareholders’ agreement entered into among the Company, Quadrangle and the management stockholders.  The agreement contains tag-along, drag-along, piggyback registration rights and other provisions.

Stock Appreciation Rights Plan.  Pursuant to the management incentive plan, Messrs. Ginsburg, Nevin, Pefanis and Williams received an aggregate of approximately 798,473, 532,981, 465,111 and 199,618  SARs, respectively.  The SARs vest and become payable upon the earlier of (1) a qualified sale as defined in the SAR Plan, which generally means Quadrangle’s sale of at least 60% of its equity interest in the Company, provided that if the qualified sale is not a permissible distribution event (as defined in the SAR Plan) the payment will be made, with interest, in connection with a subsequent permissible distribution event, and (2) February 8, 2011.  The exercise price of the SARs is $4.50 and increases by 9% per annum, which is referred to as the fixed return, compounded annually, beginning on February 8, 2006.  If Quadrangle sells less than 60% of its equity interest in the Company, the exercise price applicable to an equivalent percentage of management’s SARs would be based on the fixed return through the date of such sale.  Each SAR that vests and becomes payable in connection with a qualified sale will generally entitle the holder of a SAR to receive the difference between the exercise price and the lesser of (1) the value of the consideration paid for one share of stock in such qualified sale, or the fair market value of one share of stock if the qualified sale is not a sale to a third party and (2) $7.50, provided that if a SAR holder’s right to receive stock is converted pursuant to the SAR Plan into a right to receive cash from a grantor trust that the Company may establish, the amount of cash payable will be credited with interest at 6% per annum, compounded annually, from the date such conversion is effective until the applicable payment date.  Because payment under the plan will only be made in the event of a qualified sale as defined in the SAR plan, no amounts have been accrued as of September 30, 2005.

2004 Stock Option Plan.  The 2004 Stock Option Plan became effective upon the consummation of the debt-for-equity exchange on February 8, 2005.  Under the 2004 Stock Option Plan, certain executive officers and selected management employees were granted options, which are subject to vesting, exercise and delivery restriction described below, to purchase an aggregate of 1,782,947 shares of common stock, including 621,035, 388,147, 388,147, 199,618 and 10,000 options that were granted to Messrs. Ginsburg, Nevin, Pefanis, Williams and Griffin, respectively.   The options initially granted under the plan will vest ratably each month during the 48 months after the date of grant, subject to accelerated vesting, in the case of certain senior executive officers, under certain circumstances following a qualified sale.  Under the option agreements applicable to the options granted, any shares of stock purchased through the exercise of options generally will be issued and delivered to the option holder, and any net payment that may be due to such holder in accordance with the plan, will be paid to such holder upon the earlier of: (1) specified dates following the occurrence of certain permissible distribution events (as defined in the SAR Plan) and (2) February 8, 2011, provided that if an option holder’s right to receive stock is converted pursuant to the plan into a right to receive cash, the amount of cash payable will be credited with interest at 6% per annum, compounded annually, from the date such conversion is effective until the applicable payment date.

Retention Bonus Program.  Included with the retention plan discussed above in “Restructuring - Payment of Transaction-Related Bonuses and Fees” and pursuant to the terms of their new employment agreements, Messrs. Ginsburg, Nevin, Pefanis, Williams and Griffin were each entitled to receive two retention bonuses.  The Company accrued $1.9 million as general and administrative expense in 2004 and an additional $0.2 million of expense in January 2005 for these retention bonuses.  The first retention bonus was paid on January 5, 2005, and the second was paid in February 2005 upon the completion of the debt-for-equity exchange.  Each retention bonus payment was equal to a specified percentage of each executive officer’s annual base salary at the following rates:  Richard Ginsburg–75.0%, Darius G. Nevin–72.5%, Peter J. Pefanis–67.5%, Steve V. Williams–67.5%, and J. Eric Griffin–50.0%.

Refinancing

New Credit Facility.  To facilitate the redemption of its 7 3/8% senior notes due 2005 and the repayment of its Quadrangle credit facility, the Company entered into a Credit Agreement, dated as of April 18, 2005 (the “bank credit agreement”), with the several banks and other financial institutions or entities from time to time parties to the bank credit agreement.

The bank credit agreement provides for a $25.0 million revolving credit facility and a $250.0 million term loan facility.  The revolving credit facility matures in 2010 and the term loan matures in 2011, subject to earlier maturity if the Company does not refinance its 8 1/8 % senior subordinated notes due 2009 before July 2008.  The new revolving credit facility is undrawn as of

November 10, 2005 and fully available.  The Company intends to use any other proceeds from borrowings under the bank credit agreement, from time to time, for working capital and general corporate purposes.  Letters of credit are also available to the Company under the bank credit agreement.

Pursuant to the Guarantee and Collateral Agreement, dated as of April 18, 2005 (the “Guarantee Agreement”), by the Company and its subsidiaries in favor of Bear Stearns Corporate Lending Inc., the new credit facilities are guaranteed by Protection One Systems, Inc., Protection One Data Services, Inc., Security Monitoring Services, Inc., Protection One Alarm Monitoring of Mass, Inc. and Network Multifamily Security Corporation (collectively with the Company, the “Guarantors”), the Company’s domestic subsidiaries, and secured by a perfected first priority security interest in substantially all of the Company’s and the Guarantors’ present and future assets.

Borrowings under the bank credit agreement bear interest at a rate calculated according to a base rate or a Eurodollar rate, at the Company’s discretion, plus an applicable margin.  The applicable margin with respect to the term loan is 2.0% for a base rate borrowing and 3.0% for a Eurodollar borrowing.  Depending on the Company’s leverage ratio at the time of borrowing, the applicable margin with respect to a revolving loan may range from 1.25% to 2.25% for a base rate borrowing and 2.25% to 3.25% for a Eurodollar borrowing.

The bank credit agreement required the Company to enter into a hedge agreement to provide interest rate protection on at least $70.0 million of the term loans for not less than two years.  To satisfy this requirement and to further limit its exposure to interest rate risk on the variable rate bank credit facility, the Company entered into two separate interest rate cap agreements in May 2005 for a one-time aggregate cost of approximately $0.9 million.  The Company’s objective is to protect against increases in interest expense caused by fluctuation in the LIBOR interest rate.  One interest rate cap provides protection on $75 million of our long term debt over a five-year period if LIBOR exceeds 6%.  A second interest rate cap provides protection on $75 million of our long term debt over a three-year period if LIBOR exceeds 5%.

The unamortized costs of the cap agreements are included in other assets.  The Company will amortize the costs of the interest rate caps to interest expense over the respective lives of the agreements.  The difference between fair market value and carrying value of the interest rate caps is reported in other comprehensive income.

Corporate Consolidation

In August 2005, the Company began efforts to consolidate management and other functions with its Network Multifamily subsidiary.   Approximately twenty-five positions were eliminated, including the President, Senior Vice President-Sales, Senior Vice President-Legal and Vice President-Finance.  In the third quarter of 2005, Network Multifamily accrued and paid approximately $1.9 million in severance and short term incentive payments.  Additional position eliminations are expected during the fourth quarter with anticipated severance and retention costs of approximately $0.5 million.

In addition, Network Multifamily has completed a conversion of its billing system to Mastermind, which is the billing system used by Protection One Alarm Monitoring, Inc.  Network Multifamily is in the process of converting its general ledger, inventory management, accounts payable and payroll software to Lawson,  which is the same software currently used by Protection One Alarm Monitoring, Inc.   The anticipated conversion date is December 31, 2005.

3.     Intangible Assets:

As discussed in Note 1, “Basis of Consolidation and Interim Financial Information,” because Quadrangle acquired substantially all of the Company’s common stock, resulting in a new basis of accounting, new values for intangible assets were recorded in the first quarter of 2005.  The following reflects the Company’s carrying value in customer accounts as of the following periods (dollar amounts in thousands):

	Protection One Monitoring		Network Multifamily		Total Company
	9/30/2005	12/31/2004	9/30/2005	12/31/2004	9/30/2005	12/31/2004

Customer accounts	$260,319	$646,229	$51,872	$34,691	$312,191	$680,920
Accumulated Amortization	$(60,850)	$(478,856)	$(9,379)	$(25,909)	$(70,229)	$(504,765)
Customer accounts, net	$199,469	$167,373	$42,493	$8,782	$241,962	$176,155

Amortization expense was $23.4 million for the period February 9, 2005 through September 30, 2005, $5.6 million for the period January 1, 2005 through February 8, 2005 and $9.0 million for the three months ended September 30, 2005.  Amortization expense was $51.4 million and $17.1 million for the nine and three months ended September 30, 2004, respectively.  The table below reflects the estimated aggregate customer account amortization expense for the remainder of 2005 and each of the four succeeding fiscal years on the existing customer account base as of September 30, 2005:

	2005	2006	2007	2008	2009
	(dollar amounts in thousands)
Estimated amortization expense	$9,087	$32,528	$29,687	$28,726	$28,301

The new basis of accounting also resulted in new recorded values for trade names and for goodwill in the first quarter of 2005 for both segments.  Neither of these intangible assets is amortizable and they are therefore subject to annual impairment testing.  The Company completed its annual impairment testing during the third quarter of 2005 and determined that no impairment of its non-amortizable intangible assets was required as of July 1, 2005.  The Company also determined that no impairment was required due to the impact of Hurricane Katrina.  The following table reflects these amounts as of the following periods (dollar amounts in thousands):

	Protection One Monitoring		Network Multifamily		Total Company
	9/30/2005	12/31/2004	9/30/2005	12/31/2004	9/30/2005	12/31/2004

Trade name	$22,987	$—	$2,825	$—	$25,812	$—
Goodwill	$7,430	$—	$4,730	$41,847	$12,160	$41,847

4.     Property and Equipment:

As discussed in Note 1, “Basis of Consolidation and Interim Financial Information,” because Quadrangle acquired substantially all of the Company’s common stock, resulting in a new basis of accounting, new values for fixed assets were recorded as of February 8, 2005.  The following reflects the Company’s carrying value in property and equipment as of the following periods (dollar amounts in thousands):

	September 30, 2005	December 31, 2004
Furniture, fixtures and equipment	$3,831	$8,112
Data processing and telecommunication	23,067	75,474
Leasehold improvements	2,231	3,819
Vehicles	8,958	14,501
Buildings and other	5,415	6,188
	43,502	108,094
Less accumulated depreciation	(22,301)	(76,942)
Property and equipment, net	$21,201	$31,152

Depreciation expense was $8.4 million for the period February 9, 2005 through September 30, 2005, $1.0 million for the period January 1, 2005 through February 8, 2005 and $2.8 million for the three months ended September 30, 2005.  Depreciation expense was $7.4 million and $2.4 million for the nine and three months ended September 30, 2004, respectively.

5.     Debt:

Long-term debt and the fixed or weighted average interest rates are as follows (dollar amounts in thousands):

	September 30, 2005	December 31, 2004

Quadrangle Credit Facility (a)	$—	$201,000
Senior Subordinated Notes, maturing January 2009, fixed 8.125% (b)	88,588	110,340
Senior Notes (b)	—	164,285
Senior Subordinated Discount Notes (c)	—	30,132
Bank Credit Facility (d)	234,411	—
	322,999	505,757
Less current portion (e)	(2,356)	(395,417)
Total long-term debt	$320,643	$110,340

(a)   The weighted-average annual interest rate before fees on borrowings at December 31, 2004 was 9.0%.  The Quadrangle credit facility was repaid in April 2005 as part of the refinancing described in Note 2, “Restructuring, Management Incentive Plan, Refinancing and Corporate Consolidation.”

(b)   See “Valuation of Debt” below regarding the discount amount associated with the debt instruments.  The stated interest rate on the Senior Notes on December 31, 2004 was 7.375%.  The effective rate to the Company due to the accretion of debt discounts is approximately 15.9% on the Senior Subordinated Notes and was approximately 13.2% on the Senior Notes.    All outstanding Senior Notes were redeemed in April 2005 as part of the refinancing described in Note 2, “Restructuring, Management Incentive Plan, Refinancing and Corporate Consolidation.”

(c)   All outstanding Senior Subordinated Discount Notes were repurchased at 101% in March 2005 pursuant to a change of control repurchase offer.  At December 31, 2004, the carrying value of the notes included an unamortized premium of approximately $0.3 million.

(d)   At September 30, 2005, the weighted average annual interest rate before fees was 6.8%.  See Note 2, “Restructuring, Management Incentive Plan, Refinancing and Corporate Consolidation,” for additional discussion regarding the maturity date, variable interest rate and applicable margins.  The bank credit facility is secured by substantially all assets of the Company.

(e)   The Bank Credit Facility requires quarterly principal reduction payments of approximately $0.6 million.

Valuation of Debt

As discussed in Note 1, “Basis of Consolidation and Interim Financial Information,” because Quadrangle acquired substantially all of the Company’s common stock, resulting in a new basis of accounting, new values for the Company’s debt instruments were determined based on estimated fair market values.  As of September 30, 2005, the unamortized discount on the 8 1/8% senior subordinated notes due 2009 was $21.8 million.

Refinancing

On April 18, 2005, the Company entered into a new credit agreement enabling it to complete a redemption of its 7 3/8% senior notes due 2005 for approximately $166.3 million plus accrued interest (approximately $164.3 million aggregate principal amount outstanding) and the repayment of its Quadrangle credit facility (approximately $78.0 million aggregate principal amount outstanding).  The 7 3/8% senior notes due 2005 and the Quadrangle credit facility each had a maturity date of August 15, 2005.  The Company recorded a loss in the second quarter of 2005 of approximately $6.1 million associated with such redemption and repayment.  See Note 2, “Restructuring, Management Incentive Plan, Refinancing and Corporate Consolidation,” for information related to these transactions.

Debt Covenants

The indenture relating to the Company’s 8 1/8% senior subordinated notes due 2009 and the bank credit facility contain certain covenants and restrictions, including with respect to the Company’s ability to incur debt and pay dividends, based on earnings before interest, taxes, depreciation, and amortization, or EBITDA.  The definition of EBITDA varies between the indenture and the bank credit facility.  EBITDA is generally derived by adding to income (loss) before income taxes, the sum of interest expense and depreciation and amortization expense, including amortization of deferred customer acquisition costs and deducting amortization of deferred revenues.  However, under the varying definitions, additional adjustments are sometimes required.

The Company’s bank credit facility and the indenture relating to its 8 1/8% senior subordinated notes due 2009 contain the financial covenants and current tests, respectively, summarized below:

Debt Instrument	Financial Covenant and Current Test
Bank Credit Facility

Consolidated total debt on last day of period/ consolidated EBITDA for most recent four fiscal quarters—less than 5.25 to 1.0; and Consolidated EBITDA for most recent four fiscal quarters/consolidated interest expense for most recent four fiscal quarters—greater than 2.35 to 1.0

8 1/8% Senior Subordinated Notes	Current fiscal quarter EBITDA/current fiscal quarter interest expense—greater than 2.25 to 1.0

At September 30, 2005, the Company was in compliance with these financial covenants and tests.

6.     Related Party Transactions:

Administrative Services and Management Services Agreements

Westar Energy provided administrative services at its fully loaded cost to the Company pursuant to an agreement which is referred to as the administrative services agreement, that includes accounting, tax, audit, human resources, legal, purchasing and facilities services.  The agreement terminated effective February 17, 2005.  The Company expensed approximately $0.1 million for the period February 9, 2005 through February 17, 2005 and $0.1 million for the period January 1, 2005 through February 8, 2005.  The Company recorded expense of approximately $2.6 million and $0.8 million for the nine and three months ended September 30, 2004, respectively, and had a net balance due to Westar Energy of $0.4 million at December 31, 2004, for these services.  Prior to relocation of corporate headquarters on November 18, 2004, the Company rented office space for its corporate headquarters from Westar on a month-to-month basis.  The Company paid approximately $0.4 million and $0.1 million for rent for the nine and three months ended September 30, 2004, respectively.

Westar Energy has claimed that the Company should reimburse Westar Energy for as much as $1.2 million for an allocation of the costs incurred by Westar in the development of the application systems shared with the Company under the administrative service agreement.  See Note 7, “Commitments and Contingencies—Administrative Services Agreement,” for further discussion related to the claim.

Credit Facility

The Company had outstanding borrowings under the credit facility with Quadrangle of $201.0 million at December 31, 2004.  The Quadrangle credit facility, with a principal balance of $78 million, was repaid in full on April 18, 2005 in connection with the consummation of the bank credit agreement.  The following table indicates the amount of interest accrued and paid on the Quadrangle credit facility for the periods listed (dollar amounts in millions).

	2005			2004
	February 9 - September 30	January 1 - February 8	Three Months Ended September 30	Nine Months Ended September 30	Three Months Ended September 30
Interest Accrued	$1.5	$1.9	—	$12.7	$4.4
Interest Paid	$1.5	$1.9	—	$12.7	$8.6

The Company also paid Quadrangle a one-time fee of $1.15 million upon consummation of the debt-for-equity exchange in connection with the amendment to the credit facility.  See Note 2, “Restructuring, Management Incentive Plan, Refinancing and Corporate Consolidation,” for information related to the refinancing of the Quadrangle credit facility and other related party transactions.

Quadrangle Debt Restructuring Reimbursement

In addition to interest accrued and paid under the Quadrangle credit facility, discussed above, the Company expensed $0.2 million for legal expenses incurred by Quadrangle for the period January 1, 2005 through February 8, 2005.  Pursuant to contractual requirements, the Company also paid the costs for the financial and legal advisors for both the senior and subordinated debt holders relating to the restructuring of the Company’s indebtedness.  See Note 2, “Restructuring, Management Incentive Plan, Refinancing and Corporate Consolidation,” for information relating to the debt restructuring.

Quadrangle Management Agreements

On April 18, 2005, the Company entered into management agreements with each of Quadrangle Advisors LLC (“QA”) and Quadrangle Debt Recovery Advisors LLC (“QDRA,” and together with QA, the “Advisors”), pursuant to which the Advisors, affiliates of Quadrangle, will provide business and financial advisory and consulting services to the Company in exchange for annual fees of $1.0 million (in the case of QA) and $0.5 million (in the case of QDRA), payable in advance in quarterly installments.  The Quadrangle management agreements also provide that when and if the Advisors advise or consult with the Company’s board of directors or senior executive officers with respect to an acquisition by the Company, divesture (if the Company does not engage a financial advisor with respect to such divesture) or financing transaction, they may also invoice the Company for, and the Company shall pay, additional fees in connection with any such transaction in an amount not to exceed 0.667% (in the case of QA) and 0.333% (in the case of QDRA) of the aggregate value of such transaction.  The Quadrangle management agreements are effective as of February 8, 2005 and shall continue in effect from year to year unless amended or terminated by mutual consent of the parties, subject to automatic termination in certain specified situations and subject to termination at any time upon ninety days notice by either party.  For the period February 9, 2005 through September 30, 2005, and the three months ended September 30, 2005, approximately $1.0 million and $0.4 million, respectively, was expensed related to these agreements.

7.     Commitments and Contingencies:

Dealer Litigation

The company is a defendant in an arbitration proceeding brought by Ira Beer, the owner of two former Protection One dealers,  Security Response Network and Homesafe Security, Inc.  Mr. Beer alleges breach of contract, improper calculation of holdback amounts, and other causes of action.  Discovery is ongoing in this matter.

Other Protection One dealers have threatened, and may bring, claims against the Company based upon a variety of theories surrounding calculations of holdbacks and other payments, or based on other theories of liability.  The Company believes that it has materially complied with the terms of its contracts with its dealers.  In the opinion of management, none of these pending or threatened dealer claims, either alone or in the aggregate, will have a material adverse effect upon the Company’s consolidated financial position or results of operations.

Milstein Litigation

On May 20, 2003, Joseph G. Milstein filed a putative class action suit against the Company in Los Angeles Superior Court (Milstein v.  Protection One Alarm Services, Inc., John Does 1-100, including Protection One Alarm Monitoring, Inc., Case No.  BC296025), which was subsequently referred to arbitration in accordance with the terms of the customer contract.  The parties mutually agreed to settle the claims underlying the dispute, and on September 20, 2005, the Court entered an order dismissing the lawsuit with prejudice.

General Claims and Disputes

The Company is a party to claims and matters of litigation incidental to the normal course of its business.  Additionally, the Company receives notices of consumer complaints filed with various state agencies.  The Company has developed a dispute resolution process for addressing these administrative complaints.  The ultimate outcome of such matters cannot presently be determined; however, in the opinion of management, the resolution of such matters will not have a material adverse effect upon the Company’s consolidated financial position or results of operations.

Administrative Services Agreement

Westar Energy, the Company’s former majority stockholder, has claimed that the Company is obligated to reimburse Westar Energy for as much as $1.2 million for an allocation of the costs incurred by Westar in the development of the application systems

shared with the Company under the administrative services agreement.   The Company disputes these claims.  In the opinion of management, this matter will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Tax Sharing Agreement

The Company is potentially entitled to certain contingent payments, depending on whether Westar claims and receives certain additional tax benefits in the future with respect to the February 17, 2004 sale transaction.  While these potential contingent payments, if any, could be significant, the Company is unable to determine at this time whether Westar will claim any such benefits or, if Westar were to claim any such benefits, the amount of the benefits that Westar would claim or when or whether Westar would actually receive any such benefits.  Due to this uncertainty, the Company has not recorded any tax benefit with respect to any such potential contingent payments.

8.     Segment Reporting:

The Company’s operating segments are defined as components for which separate financial information is available that is evaluated regularly by the chief operating decision maker.  The operating segments are managed separately because each operating segment represents a strategic business unit that serves different markets.

Protection One’s reportable segments include Protection One Monitoring and Network Multifamily.  Protection One Monitoring provides residential, commercial and wholesale security alarm monitoring services, which include sales, installation and related servicing of security alarm systems for residential and business customers in the United States of America.  Network Multifamily provides security alarm services to apartments, condominiums and other multi-family dwellings.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in the Company’s Form 10-K for the year ended December 31, 2004, as amended.  The Company manages its business segments based on earnings before interest, income taxes, depreciation, amortization (including amortization of deferred customer acquisition costs and revenues) and other items, referred to as Adjusted EBITDA.

Reportable segments (dollar amounts in thousands):

	2005
	Protection One Monitoring(1)		Network Multifamily(2)			Consolidated
	February 9 - September 30	January 1 - February 8	February 9 - September 30	January 1 - February 8	Adjustments(3)	February 9 - September 30	January 1 - February 8
Revenues	$145,168	$24,480	$22,807	$4,063	$	$167,975	$28,543
Adjusted EBITDA(4)	44,840	7,228	10,211	1,780		55,051	9,008
Amortization of intangibles and depreciation expense	27,682	6,112	4,167	526		31,849	6,638
Amortization of deferred costs in excess of amortization of deferred revenues	5,081	2,239	379	598		5,460	2,837
Change of control and debt restructuring costs	—	5,939	—	—		—	5,939
Corporate consolidation costs	—	—	1,866	—		1,866	—
Key employee retention plan expense	—	354	—	81		—	435
Corporate consolidation retention costs	—	—	13	—		13	—
Segment assets	432,617	—	64,990	—	(70,364)	427,243	—
Expenditures for property	3,138	249	90	1		3,228	250
Investment in new accounts, net	15,405	1,902	1,067	325		16,472	2,227

	Nine Months Ended September 30, 2004 (dollars amounts in thousands)
	Protection One Monitoring(1)	Network Multifamily(2)	Adjustments(3)	Consolidated
Revenues	$173,512	$28,421	$	$201,933
Adjusted EBITDA(4)	54,191	12,352		66,543
Amortization of intangibles and depreciation expense	55,203	3,678		58,881
Amortization of deferred costs in excess of amortization of deferred revenues	11,997	3,570		15,567
Change of control and debt restructuring costs	20,503	1,543		22,046
Key employee retention plan expense	779	137		916
Segment assets	456,522	84,739	(66,243)	475,018
Expenditures for property	4,498	328		4,826
Investment in new accounts, net	13,705	2,380		16,085

	Three Months Ended September 30, 2005 (dollars amounts in thousands)
	Protection One Monitoring(1)	Network Multifamily(2)	Consolidated
Revenues	$56,844	$8,779	$65,623
Adjusted EBITDA(4)	17,453	4,072	21,525
Amortization of intangibles and depreciation expense	10,154	1,616	11,770
Amortization of deferred costs in excess of amortization of deferred revenues	2,379	165	2,544
Corporate consolidation costs	—	1,866	1,866
Corporate consolidation retention costs	—	13	13
Expenditures for property	1,958	43	2,001
Investment in new accounts, net	6,567	508	7,075

	Three Months Ended September 30, 2004 (dollars amounts in thousands)
	Protection One Monitoring(1)	Network Multifamily(2)	Consolidated
Revenues	$57,647	$9,881	$67,528
Adjusted EBITDA(4)	18,411	4,509	22,920
Amortization of intangibles and depreciation expense	18,333	1,213	19,546
Amortization of deferred costs in excess of amortization of deferred revenues	4,379	1,252	5,631
Change in control and debt restructuring costs	2,109	—	2,109
Key employee retention plan expense	779	137	916
Expenditures for property	1,934	63	1,997
Investment in new accounts, net	4,929	725	5,654

(1)  Includes allocation of holding company expenses reducing Adjusted EBITDA by $0.3 million, $2.6 million and $0.8 million for the periods January 1, 2005 through February 8, 2005, February 9, 2005 through September 30, 2005 and for the three months ended September 30, 2005, respectively.  Includes allocation of holding company expenses reducing Adjusted EBITDA by $2.4 million and $0.8 million for the nine and three months ended September 30, 2004, respectively.

(2) Includes allocation of holding company expenses reducing Adjusted EBITDA by $0.1 million, $0.6 million and $0.2 million for the periods January 1, 2005 through February 8, 2005, February 9, 2005 through September 30, 2005 and for the three months ended September 30, 2005, respectively.  Includes allocation of holding company expenses reducing Adjusted EBITDA by $0.6 million and $0.2 million for the nine and three months ended September 30, 2004, respectively.

(3) Adjustment to eliminate intersegment accounts receivable.

(4)Adjusted EBITDA is used by management in evaluating segment performance and allocating resources, and management believes it is used by many analysts following the security industry.  This information should not be considered as an alternative to any measure of performance as promulgated under GAAP, such as income (loss) before income taxes or cash flow from operations.  Items excluded from Adjusted EBITDA are significant components in understanding and assessing the consolidated financial performance of the Company.  The Company’s calculation of Adjusted EBITDA may be different from the calculation used by other companies and comparability may be limited. Management believes that presentation of a non-GAAP financial measure such as Adjusted EBITDA is useful because it allows investors and management to evaluate and compare the Company’s operating results from period to period in a meaningful and consistent manner in addition to standard GAAP financial measures.  See the table below for the reconciliation of Adjusted EBITDA to consolidated income (loss) before income taxes.

	Consolidated
	(dollar amounts in thousands)
	2005		2004
	February 9 - September 30	January 1 - February 8	Nine Months Ended September 30
Loss before income taxes	$(13,029)	$(11,370)	$(64,187)
Plus:
Interest expense	22,863	4,544	33,420
Amortization of intangibles and depreciation expense	31,849	6,638	58,881
Amortization of deferred costs in excess of amortization of deferred revenues	5,460	2,837	15,567
Change in control and debt restructuring costs	—	5,939	22,046
Key employee retention plan expense (a)	—	435	916
Corporate consolidation severance payments (b)	1,866	—	—
Corporate consolidation retention costs (c)	13	—	—
Loss on retirement of debt	6,657	—	—
Less:
Other income	(628)	(15)	(100)
Adjusted EBITDA	$55,051	$9,008	$66,543

(a)   See Note 2, “Restructuring, Management Incentive Plan, Refinancing and Corporate Consolidation,” for additional information regarding retention agreements related to debt restructuring.  The cost of these agreements is recorded in general and administrative expense.

(b)   Network Multifamily severance payments related to corporate consolidation.   See Note 2, “Restructuring, Management Incentive Plan, Refinancing and Corporate Consolidation,” for additional information.

(c)   Network Multifamily has entered into agreements with selected individuals to retain their services until corporate consolidation and system conversion activities have been completed.  The cost of these agreements is recorded in general and administrative expense.

	Consolidated Three Months Ended September 30,
	2005	2004
	(dollar amounts in thousands)
Loss before income taxes	$(2,090)	$(16,567)
Plus:
Interest expense	7,500	11,302
Amortization of intangibles and depreciation expense	11,770	19,546
Amortization of deferred costs in excess of amortization of deferred revenues	2,544	5,631
Change in control and debt restructuring costs	—	2,109
Key employee retention plan expense (a)	—	916
Corporate consolidation severance payments (b)	1,866	—
Corporate consolidation retention costs (c)	13	—
Less:
Other income	(78)	(17)
Adjusted EBITDA	$21,525	$22,920

(a)   See Note 2, “Restructuring, Management Incentive Plan, Refinancing and Corporate Consolidation,” for additional information regarding retention agreements related to debt restructuring.  The cost of these agreements is recorded in general and administrative expense.

(b)   Network Multifamily severance payments related to corporate consolidation.   See Note 2, “Restructuring, Management Incentive Plan, Refinancing and Corporate Consolidation,” for additional information.

(c)   Network Multifamily has entered into agreements with selected individuals to retain their services until corporate consolidation and system conversion activities have been completed.  The cost of these agreements is recorded in general and administrative expense.

9.     Income Taxes:

For the period February 9 through September 30, 2005, the Company recorded net tax expense related to state income taxes of approximately $0.3 million, including $0.1 million for the three months ended September 30, 2005.  For the nine and three months ended September 30, 2004, the Company recorded a tax benefit of $18.8 million and $5.6 million, respectively, and tax expense primarily to record a valuation allowance on its deferred tax assets of $297.3 million and $5.7 million, respectively.  Net income tax expense was $278.5 million and $0.1 million for the nine and three months ended September 30, 2004, respectively.

Management believes the Company’s net deferred tax assets, including those related to net operating losses, are not likely realizable and therefore its deferred tax assets are fully reserved.  In assessing whether deferred taxes are realizable, management considers whether it is more likely than not that some portion or all deferred tax assets will be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the projected future taxable income and tax planning strategies in making this assessment.

10.  Management’s Plan:

During most of 2004, the Company faced liquidity problems caused by continuing net losses, the impact of the change of control on the Company’s cash flow from operations and a significant debt burden.  During the fourth quarter of 2004, the Company improved its capital structure through a tax sharing settlement with Westar and Quadrangle.  The Company also completed a debt-for-equity exchange with Quadrangle and extended the maturity of the Quadrangle credit facility on February 8, 2005.  The Company has reduced the face amount of its outstanding debt to $344.8 million at September 30, 2005 from $505.5 million at December 31, 2004 and has extended the maturities on its debt that had a 2005 maturity date.  See Note 2, “Restructuring, Management Incentive Plan, Refinancing and Corporate Consolidation,” for additional information.

The Company’s overall goal is to strengthen its leadership position in delivering security monitoring services and related installation services in principal markets across the United States in order to improve returns on the capital it invests creating and serving customers.  Specific goals include (i) increasing RMR additions; (ii) increasing the efficiency of monitoring and service activities; (iii) lowering attrition rates; and (iv) reducing acquisition costs for each dollar of recurring monthly revenue (“RMR”)

created.  The Company plans to achieve these objectives by building upon its core strengths, including its national branch platform, its improving brand recognition, its internal sales force model and its highly skilled and experienced management team and workforce.

11.  Summarized Combined Financial Information of the Subsidiary Guarantors of Debt

Protection One Alarm Monitoring, Inc., a wholly-owned subsidiary of the Company, has debt securities outstanding (see Note 2, “Restructuring, Management Incentive Plan, Refinancing and Corporate Consolidation — Refinancing” and Note 5, “Debt”) that are fully and unconditionally guaranteed by Protection One, Inc. and wholly owned subsidiaries of Protection One Alarm Monitoring, Inc.  The following tables present condensed consolidating financial information for Protection One, Inc., Protection One Alarm Monitoring, Inc., and all other subsidiaries.  Condensed financial information for Protection One, Inc. and Protection One Alarm Monitoring, Inc. on a stand-alone basis is presented using the equity method of accounting for subsidiaries in which they own or control twenty percent or more of the voting shares.

Condensed Consolidating Statement of Operations

For the Period February 9, 2005 through September 30, 2005

(dollar amounts in thousands)

(Unaudited)

	Protection One, Inc.	Protection One Alarm Monitoring	Subsidiary Guarantors	Eliminations	Consolidated
Revenues:
Monitoring and related services	$—	$128,578	$29,565	$—	$158,143
Other	—	9,771	61	—	9,832
Total revenues	—	138,349	29,626	—	167,975
Cost of revenues:
Monitoring and related services	—	36,796	7,705	—	44,501
Other	—	12,243	466	—	12,709
Total cost of revenues	—	49,039	8,171	—	57,210

Operating expenses
Selling	—	18,040	1,611	—	19,651
General and administrative	3,391	31,670	6,475	—	41,536
Corporate consolidation costs	—	—	1,866	—	1,866
Amortization and depreciation	3	27,098	4,748	—	31,849
Holding company allocation	(3,172)	2,538	634	—	—
Corporate overhead allocation	—	(655)	655	—	—
Total operating expenses	222	78,691	15,989	—	94,902
Operating income (loss)	(222)	10,619	5,466	—	15,863
Other income (expense)
Interest income (expense)	—	(20,917)	5	—	(20,912)
Related party interest	—	(1,951)	—	—	(1,951)
Loss on retirement of debt	—	(6,657)	—	—	(6,657)
Other	—	663	(35)	—	628
Equity earnings (loss) in subsidiary	(13,123)	5,120	—	8,003	—
Income (loss) from continuing operations before income taxes	(13,345)	(13,123)	5,436	8,003	(13,029)
Income tax expense	—	—	(316)		(316)
Net income (loss)	$(13,345)	$(13,123)	$5,120	$8,003	$(13,345)

Condensed Consolidating Statement of Operations

For the Period January 1, 2005 through February 8, 2005

(dollar amounts in thousands)

(Unaudited)

	Protection One, Inc.	Protection One Alarm Monitoring	Subsidiary Guarantors	Eliminations	Consolidated
Revenues:
Monitoring and related services	$—	$21,455	$5,000	$—	$26,455
Other	—	1,916	172	—	2,088
Total revenues	—	23,371	5,172	—	28,543
Cost of revenues:
Monitoring and related services	—	6,151	1,249	—	7,400
Other	—	2,571	743	—	3,314
Total cost of revenues	—	8,722	1,992	—	10,714

Operating expenses
Selling	—	3,699	290	—	3,989
General and administrative	792	6,054	1,258	—	8,104
Change of control and debt restructuring costs	5,939	—	—	—	5,939
Amortization and depreciation	—	6,058	580	—	6,638
Holding company allocation	(437)	350	87	—	—
Corporate overhead allocation	—	(110)	110	—	—
Total operating expenses	6,294	16,051	2,325	—	24,670
Operating income (loss)	(6,294)	(1,402)	855	—	(6,841)
Other income (expense)
Interest expense (b)	—	(2,499)	(103)	—	(2,602)
Related party interest	—	(1,942)	—	—	(1,942)
Other	—	15	—	—	15
Equity earnings (loss) in subsidiary	(5,111)	717	—	4,394	—
Income (loss) from continuing operations before income taxes	(11,405)	(5,111)	752	4,394	(11,370)
Income tax expense	—	—	(35)	—	(35)
Net income (loss)	$(11,405)	$(5,111)	$717	$4,394	$(11,405)

(b)  Protection One Alarm Monitoring, Inc. allocated $103 of its interest expense to Network Multifamily

Condensed Consolidating Statement of Operations

For the Three Months Ended September 30, 2005

(dollar amounts in thousands)

(Unaudited)

	Protection One, Inc.	Protection One Alarm Monitoring	Subsidiary Guarantors	Eliminations	Consolidated
Revenues:
Monitoring and related services	$—	$50,066	$11,453	$—	$61,519
Other	—	4,078	26	—	4,104
Total revenues	—	54,144	11,479	—	65,623
Cost of revenues:
Monitoring and related services	—	14,418	3,188	—	17,606
Other	—	4,851	198	—	5,049
Total cost of revenues	—	19,269	3,386	—	22,655

Operating expenses
Selling	—	7,648	580	—	8,228
General and administrative	1,088	12,431	2,253	—	15,772
Corporate consolidation costs	—	—	1,866	—	1,866
Amortization and depreciation	1	9,926	1,843	—	11,770
Holding company allocation	(1,088)	871	217	—	—
Corporate overhead allocation	—	(247)	247	—	—
Total operating expenses	1	30,629	7,006	—	37,636
Operating income (loss)	(1)	4,246	1,087	—	5,332
Other income (expense)
Interest income (expense)	—	(7,502)	2	—	(7,500)
Other	—	77	1	—	78
Equity earnings (loss) in subsidiary	(2,211)	975	—	1,236	—
Income (loss) from continuing operations before income taxes	(2,212)	(2,204)	1,090	1,236	(2,090)
Income tax expense	—	(7)	(115)	—	(122)
Net income (loss)	$(2,212)	$(2,211)	$975	$1,236	$(2,212)

Condensed Consolidating Statement of Operations

For the Nine Months Ended September 30, 2004

(dollar amounts in thousands)

(Unaudited)

	Protection One, Inc.	Protection One Alarm Monitoring	Subsidiary Guarantors (a)	Eliminations	Consolidated
Revenues:
Monitoring and related services	$—	$151,173	$34,801	$—	$185,974
Other	—	14,690	1,269	—	15,959
Total revenues	—	165,863	36,070	—	201,933
Cost of revenues
Monitoring and related services	—	43,002	9,250	—	52,252
Other	—	18,460	4,625	—	23,085
Total cost of revenues	—	61,462	13,875	—	75,337
Operating expenses
Selling	—	21,963	2,084	—	24,047
General and administrative	3,787	41,000	7,702	—	52,489
Change of control and debt restructuring costs	18,850	1,654	1,542	—	22,046
Amortization and depreciation	1	54,816	4,064	—	58,881
Holding company allocation	(3,008)	2,407	601	—	—
Corporate overhead allocation	—	(848)	848	—	—
Total operating expenses	19,630	120,992	16,841	—	157,463
Operating income (loss)	(19,630)	(16,591)	5,354	—	(30,867)
Other income (expense)
Interest expense (b)	—	(16,902)	(3,119)	—	(20,021)
Related party interest	—	(13,399)	—	—	(13,399)
Other	—	100	—	—	100
Equity loss in subsidiary	(324,873)	(1,242)	—	326,115	—
Income (loss) from continuing operations before income taxes	(344,503)	(48,034)	2,235	326,115	(64,187)
Income tax (expense) benefit	1,852	(276,839)	(3,477)	—	(278,464)
Net loss	$(342,651)	$(324,873)	$(1,242)	$326,115	$(342,651)

(a) Includes Protection One Data Services, Inc. and Security Monitoring Service, Inc., which became subsidiary guarantors in connection with the April 18, 2005 bank credit facility.

(b) Protection One Alarm Monitoring, Inc. allocated $3,121 of its interest expense to Network Multifamily.

Condensed Consolidating Statement of Operations

For the Three Months Ended September 30, 2004

(dollar amounts in thousands)

(Unaudited)

	Protection One, Inc.	Protection One Alarm Monitoring	Subsidiary Guarantors (a)	Eliminations	Consolidated
Revenues:
Monitoring and related services	$—	$50,192	$12,080	$—	$62,272
Other	—	4,855	401	—	5,256
Total revenues	—	55,047	12,481	—	67,528
Cost of revenues
Monitoring and related services	—	14,659	3,259	—	17,918
Other	—	6,289	1,580	—	7,869
Total cost of revenues	—	20,948	4,839	—	25,787
Operating expenses
Selling	—	7,826	660	—	8,486
General and administrative	1,751	12,452	2,679	—	16,882
Change of control and debt restructuring costs	2,109	—	—	—	2,109
Amortization and depreciation	—	18,207	1,339	—	19,546
Holding company allocation	(972)	777	195	—	—
Corporate overhead allocation	—	(291)	291	—	—
Total operating expenses	2,888	38,971	5,164	—	47,023
Operating income (loss)	(2,888)	(4,872)	2,478	—	(5,282)
Other income (expense)
Interest expense (b)	—	(5,921)	(813)	—	(6,734)
Related party interest	—	(4,568)	—	—	(4,568)
Other	—	17	—	—	17
Equity loss in subsidiary	(14,417)	617	—	13,800	—
Loss from continuing operations before income taxes	(17,305)	(14,727)	1,665	13,800	(16,567)
Income tax (expense) benefit	653	310	(1,048)	—	(85)
Net loss	$(16,652)	$(14,417)	$617	$13,800	$(16,652)

(a) Includes Protection One Data Services, Inc. and Security Monitoring Services, Inc., which became subsidiary guarantors in connection with the April 18, 2005 bank credit facility.

(b) Protection One Alarm Monitoring, Inc. allocated $814 of its interest expense to Network Multifamily.

Condensed Consolidating Balance Sheet

September 30, 2005

(dollar amounts in thousands)

(Unaudited)

	Protection One, Inc.	Protection One Alarm Monitoring	Subsidiary Guarantors	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$—	$14,271	$319	$—	$14,590
Restricted cash	—	569	—	—	569
Receivables, net	—	20,993	5,174	—	26,167
Inventories, net	—	2,829	1,950	—	4,779
Prepaid expenses	(8)	2,059	679	—	2,730
Other miscellaneous receivables	—	45	—	—	45
Other	—	2,854	12	—	2,866
Total current assets	(8)	43,620	8,134	—	51,746
Property and equipment, net	11	19,333	1,857	—	21,201
Restricted cash, net of current portion	—	1,567	—	—	1,567
Customer accounts, net	—	195,047	46,915	—	241,962
Goodwill	—	6,142	6,018	—	12,160
Trade name	—	22,987	2,825	—	25,812
Deferred customer acquisition costs	—	57,422	6,741	—	64,163
Other	—	8,632	—	—	8,632
Accounts receivable (payable) from (to) associated companies (a)	79,466	(28,306)	(51,160)	—	—
Investment in POAMI	(68,541)	—	—	68,541	—
Investment in subsidiary guarantors	—	14,209	—	(14,209)	—
Total assets	$10,928	$340,653	$21,330	$54,332	$427,243
Liabilities and Stockholder Equity (Deficiency in Assets)
Current liabilities:
Current portion of long-term debt	$—	$2,356	$—	$—	$2,356
Accounts payable	—	1,965	393	—	2,358
Accrued liabilities	638	18,048	1,461	—	20,147
Deferred revenue	—	32,511	3,531	—	36,042
Total current liabilities	638	54,880	5,385	—	60,903
Long-term debt, net of current portion	—	320,643	—	—	320,643
Deferred customer acquisition revenue	—	32,715	1,124	—	33,839
Other	—	956	612	—	1,568
Total Liabilities	638	409,194	7,121	—	416,953
Stockholders’ Equity (Deficiency in Assets)
Common stock	182	2	1	(3)	182
Additional paid in capital	159,939	1,344,051	151,132	(1,495,183)	159,939
Accum other comprehensive income	(127)	(127)	—	127	(127)
Deficit	(149,704)	(1,412,467)	(136,924)	1,549,391	(149,704)
Total stockholders’ equity (deficiency in assets)	10,290	(68,541)	14,209	54,332	10,290
Total liabilities and stockholders’ equity (deficiency in assets)	$10,928	$340,653	$21,330	$54,332	$427,243

(a) Includes $53,976 payable to Protection One Alarm Monitoring from Network Multifamily related to allocations of interest charges.

Condensed Consolidating Balance Sheet

December 31, 2004

(dollar amounts in thousands)

(Unaudited)

	Protection One, Inc.	Protection One Alarm Monitoring	Subsidiary Guarantors (a)	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$—	$51,944	$584	$—	$52,528
Restricted cash	—	926	—	—	926
Receivables, net	—	20,662	3,557	—	24,219
Inventories, net	—	3,016	2,212	—	5,228
Prepaid expenses	248	4,567	978	—	5,793
Other miscellaneous receivables	—	5,494	—	—	5,494
Other	—	2,336	39	—	2,375
Total current assets	248	88,945	7,370	—	96,563
Property and equipment, net	14	29,061	2,077	—	31,152
Customer accounts, net	—	166,542	9,613	—	176,155
Goodwill	—	—	41,847	—	41,847
Deferred customer acquisition costs	—	82,496	24,814	—	107,310
Other	—	8,017	—	—	8,017
Accounts receivable (payable) from (to) associated companies (b)	(33,088)	85,144	(52,056)	—	—
Investment in POAMI	(141,475)	—	—	141,475	—
Investment in subsidiary guarantors	—	22,738	—	(22,738)	—
Total assets	$(174,301)	$482,943	$33,665	$118,737	$461,044
Liabilities and Stockholder Equity (Deficiency in Assets)
Current liabilities:
Current portion of long-term debt	$—	$395,417	$—	$—	$395,417
Accounts payable	—	1,496	770	—	2,266
Accrued liabilities	3,308	31,164	2,616	—	37,088
Due to related parties	—	335	—	—	335
Deferred revenue	—	32,447	1,570	—	34,017
Total current liabilities	3,308	460,859	4,956	—	469,123
Long-term debt, net of current portion	—	110,340	—	—	110,340
Deferred customer acquisition revenue	—	52,186	5,247	—	57,433
Other	—	1,033	724	—	1,757
Total Liabilities	3,308	624,418	10,927	—	638,653
Stockholders’ Equity (Deficiency in Assets)
Common stock	26	2	1	(3)	26
Additional paid in capital	1,380,728	1,344,325	161,232	(1,505,557)	1,380,728
Accum other comprehensive income	162	162	—	(162)	162
Deficit	(1,523,913)	(1,485,964)	(138,495)	1,624,459	(1,523,913)
Treasury stock	(34,612)	—	—	—	(34,612)
Total stockholders’ equity (deficiency in assets)	(177,609)	(141,475)	22,738	118,737	(177,609)
Total liabilities and stockholders’ equity (deficiency in assets)	$(174,301)	$482,943	$33,665	$118,737	$461,044

(a) Includes Protection One Data Services, Inc. and Security Monitoring Services, Inc., which became subsidiary guarantors in connection with the April 18, 2005 bank credit facility.

(b) Includes $53,873 payable to Protection One Alarm Monitoring from Multifamily related to allocations of interest charges.

Condensed Consolidating Statement of Cash Flows

For the Period February 9, 2005 through September 30, 2005

(dollar amounts in thousands)

(Unaudited)

	Protection One, Inc.	Protection One Alarm Monitoring	Subsidiary Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(2,139)	$18,108	$9,979	$—	$25,948
Cash flows from investing activities:
Deferred customer acquisition costs	—	(32,278)	(1,202)	—	(33,480)
Deferred customer acquisition revenue	—	16,873	135	—	17,008
Purchase of property and equipment	—	(3,111)	(117)	—	(3,228)
Increase in restricted cash	—	(1,200)	—	—	(1,200)
Proceeds from redemption of preferred stock	—	4,399	—	—	4,399
Proceeds from disposition of marketable securities and other assets	—	896	27	—	923
Net cash used in investing activities	—	(14,421)	(1,157)	—	(15,578)
Cash flows from financing activities:
Payments on long-term debt	—	(212,125)	—	—	(212,125)
Payment on credit facility	—	(81,000)	—	—	(81,000)
Proceeds from borrowings	—	250,000	—	—	250,000
Proceeds from sale of common stock	1,750	—	—	—	1,750
Debt issue costs	—	(6,978)	—	—	(6,978)
Stock issue costs	(270)	—	—	—	(270)
Payment for interest rate cap	—	(922)	—	—	(922)
To (from) related companies	659	8,352	(9,011)	—	—
Net cash provided by (used in) financing activities	2,139	(42,673)	(9,011)	—	(49,545)
Net decrease in cash and cash equivalents	—	(38,986)	(189)	—	(39,175)
Cash and cash equivalents:
Beginning of period	—	53,257	508	—	53,765
End of period	$—	$14,271	$319	$—	$14,590

Condensed Consolidating Statement of Cash Flows

For the Period January 1, 2005 through February 8, 2005

(dollar amounts in thousands)

(Unaudited)

	Protection One, Inc.	Protection One Alarm Monitoring	Subsidiary Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(6,787)	$8,265	$2,232	$—	$3,710
Cash flows from investing activities:
Deferred customer acquisition costs	—	(4,049)	(169)	—	(4,218)
Deferred customer acquisition revenue	—	2,147	(156)	—	1,991
Purchase of property and equipment	—	(249)	(1)	—	(250)
Proceeds from disposition of assets and sale of customer accounts	—	—	4	—	4
Net cash used in investing activities	—	(2,151)	(322)	—	(2,473)
Cash flows from financing activities:
To (from) related companies	6,787	(4,801)	(1,986)	—	—
Net cash provided by (used in) financing activities	6,787	(4,801)	(1,986)	—	—
Net increase (decrease) in cash and cash equivalents	—	1,313	(76)	—	1,237
Cash and cash equivalents:
Beginning of period	—	51,944	584	—	52,528
End of period	$—	$53,257	$508	$—	$53,765

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2004

(dollar amounts in thousands)

(Unaudited)

	Protection One, Inc.	Protection One Alarm Monitoring	Subsidiary Guarantors (a)	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(15,446)	$14,106	$7,885	$—	$6,545
Cash flows from investing activities:
Installations and purchases of new accounts	—	—	(14)	—	(14)
Deferred customer acquisition costs	—	(29,025)	(2,854)	—	(31,879)
Deferred customer acquisition revenue	—	15,334	474	—	15,808
Purchase of property and equipment	(4)	(4,358)	(464)	—	(4,826)
Proceeds from disposition of assets and sale of customer accounts	—	282	32	—	314
Net cash used in investing activities	(4)	(17,767)	(2,826)	—	(20,597)
Cash flows from financing activities:
Proceeds from sale of trademark	—	160	—	—	160
Funding from Westar, as former parent	(53)	273	—	—	220
To (from) related companies	15,503	(10,335)	(5,168)	—	—
Net cash provided by (used in) financing activities	15,450	(9,902)	(5,168)	—	380
Net decrease in cash and cash equivalents	—	(13,563)	(109)	—	(13,672)
Cash and cash equivalents:
Beginning of period	—	33,831	1,372	—	35,203
End of period	$—	$20,268	$1,263	$—	$21,531

(a) Includes Protection One Data Services, Inc. and Security Monitoring Services, Inc., which became subsidiary guarantors in connection with the April 18, 2005 bank credit facility.

12.  Restatement of Condensed Consolidated Financial Statements

Subsequent to the issuance of the September 30, 2005 financial statements, the Company identified an error in the calculation of depreciation expense in the period from February 9, 2005 through September 30, 2005, and for the three months ended September 30, 2005.  The error resulted in an overstatement of depreciation expense and an overstatement of the net loss of approximately $1.1 million.  The correction of this error is reflected in the restated results for the periods ended September 30, 2005 as follows:

Changes to Condensed Consolidated

Balance Sheet

As of September 30, 2005

	Amount as originally reported	Amount as restated
	(Dollars amounts in thousands)
Property and equipment, net	$20,128	$21,201
Total Assets	$426,170	$427,243
Deficit	$(150,777)	$(149,704)
Stockholders’ equity	$9,217	$10,290
Total Liabilities and Stockholders’ equity	$426,170	$427,243

Changes to Condensed Consolidated

Statement of Operations and

Comprehensive Loss

For the period February 8, 2005 through September 30, 2005

	Amount as originally reported	Amount as restated
	(Dollars amounts in thousands, except per share amounts)
Amortization and depreciation	$32,922	$31,849
Total operating expenses	$95,975	$94,902
Operating income	$14,790	$15,863
Loss before income taxes	$(14,102)	$(13,029)
Net loss	$(14,418)	$(13,345)
Comprehensive loss	$(14,707)	$(13,634)
Net loss per common share, basic and diluted	$(0.79)	$(0.73)

Changes to Condensed Consolidated

Statement of Operations and

Comprehensive Loss

For the three months ended September 30, 2005

	Amount as originally reported	Amount as restated
	(Dollars amounts in thousands, except per share amounts)
Amortization and depreciation	$12,843	$11,770
Total operating expenses	$38,709	$37,636
Operating income	$4,259	$5,332
Loss before income taxes	$(3,163)	$(2,090)
Net loss	$(3,285)	$(2,212)
Comprehensive loss	$(3,412)	$(2,339)
Net loss per common share, basic and diluted	$(0.18)	$(0.12)

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is complementary to and updates the information provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2004, as amended and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2005 and June 30, 2005.

As discussed in Note 12 to the 2005 condensed consolidated financial statements included herein, our condensed consolidated financial statements have been restated.  The accompanying management’s discussion and analysis gives effect to the restatement.

Overview

Our monitoring and related services revenue for the period February 9, 2005 through September 30, 2005 and customer base compositions at September 30, 2005 were as follows:

	Percentage of Total
Market	Monitoring and Related Services Revenue	Customer Sites
Single family and commercial	81.1%	51.3%
Wholesale	4.5	17.2
Protection One Monitoring Total	85.6%	68.5%
Network Multifamily Total	14.4	31.5
Total	100.0%	100.0%

For the periods February 9, 2005 through September 30, 2005 and January 1, 2005 through February 8, 2005, we generated consolidated revenue of $168.0 million and $28.5 million, respectively.  For the period February 9, 2005 through September 30, 2005, Protection One Monitoring accounted for 86.4% of consolidated revenues, or $145.2 million, while Network Multifamily accounted for the 13.6% of consolidated revenues, or $22.8 million.  For the period January 1, 2005 through February 8, 2005, Protection One Monitoring accounted for 85.8% of consolidated revenues, or $24.5 million, while Network Multifamily accounted for the 14.2% of consolidated revenues, or $4.0 million.

Important Matters

New Basis of Accounting

As a result of Quadrangle’s increased ownership interest from the February 8, 2005 debt-for-equity exchange, we have “ushed down” Quadrangle’s basis to a proportionate amount of our underlying assets and liabilities acquired based on the estimated fair market values of the assets and liabilities.  The “push-down” accounting adjustments did not impact cash flows.   The primary changes to the balance sheet reflect (1) the reduction of deferred customer acquisition costs and revenues, which have been subsumed into the estimated fair market value adjustment for customer accounts; (2) adjustments to the carrying values of debt to estimated fair market value (or Quadrangle’s basis in the case of the credit facility); (3) adjustments to historical goodwill to reflect goodwill arising from the push down accounting adjustments; (4) the recording of a value for our trade names; and (5) an increase to the equity section from these adjustments.  The primary changes to the income statement include (1) the reduction in other revenue due to a lower level of amortization from the reduced amortizable base of deferred customer acquisition revenues; (2) the reduction in other costs of revenue and selling expenses due to a lower level of amortization from the reduced amortizable base of deferred customer acquisition costs; (3) an increase in interest expense due to amortization of debt discounts arising from differences in fair values and carrying values of our debt instruments; and (4) the reduction in amortization related to the reduction in the amortizable base of customer accounts.

Due to the impact of the changes resulting from the push down accounting adjustments described above, the income statement presentation separates our results into two periods:  (1) the period ending with the February 8, 2005 consummation of the exchange transaction and (2) the period beginning after that date utilizing the new basis of accounting.  The results are further separated by a heavy black line to indicate the effective date of the new basis of accounting.  Similarly, the current and prior period amounts reported on the balance sheet are separated by a heavy black line to indicate the application of a new basis of accounting between the periods presented.

Stockholders and other security holders or buyers of our securities or our other creditors should not assume that material events subsequent to the date of this Form 10-Q/A have not occurred.

Summary of Other Significant Matters

Net Loss.  We incurred a net loss of $13.3 million, $11.4 million and $2.2 million for the periods February 9, 2005 through September 30, 2005, January 1, 2005 through February 8, 2005 and the three months ended September 30, 2005, respectively.  The net loss for the period February 9, 2005 through September 30, 2005 includes a loss of $6.7 million related to the early extinguishment of debt.  The net loss for the period January 1, 2005 through February 8, 2005 includes charges of $5.9 million relating to the change of control and subsequent restructuring efforts.  Additional net losses reflect substantial charges incurred by us for amortization of customer accounts and interest incurred on indebtedness, including amortization of debt discounts.  We currently do not expect to have earnings in the foreseeable future.

Recurring Monthly Revenue.  At various times during each year, we measure all of the monthly revenue we are entitled to receive under contracts with customers in effect at the end of the period.  Our computation of recurring monthly revenue may not be comparable to other similarly titled measures of other companies, and recurring monthly revenue should not be viewed by investors as an alternative to actual monthly revenue, as determined in accordance with generally accepted accounting principles.   We had approximately $19.7 million and $20.0 million of recurring monthly revenue as of September 30, 2005 and 2004, respectively.  Except for suspensions and customer losses arising from Hurricane Katrina, our recurring monthly revenue has stabilized substantially in 2005, with a slight decrease from the beginning of the year.   Our current focus on RMR additions, combined with growth in our wholesale markets and improvements in attrition rates have contributed to the stabilization of RMR.  We believe that we will see improvements in RMR as we continue to strengthen our financial position and have access to enough capital to invest in creating new accounts.  If we are unable to generate sufficient new RMR to replace RMR losses, it could materially and adversely affect our business, financial condition and results of operations.

In September 2005, we suspended billing for our customers in the areas most heavily affected by Hurricane Katrina.  We have begun the process of contacting each of these customers to determine if our services will be needed in the future.  As of September 30, 2005, Protection One Monitoring estimated the loss of 4,548 customer accounts, including 1,194 wholesale customer accounts, and Network Multifamily estimated the loss of 2,563 customer accounts Estimated RMR losses related to these accounts were $93.5 thousand and $25.9 thousand for Protection One Monitoring and Network Multifamily, respectively, or less than 1% of our total RMR.

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

We believe the presentation of recurring monthly revenue is useful to investors because the measure is used by investors and lenders to value companies such as ours with recurring revenue streams.  The table below reconciles our recurring monthly revenue to revenues reflected on our consolidated statements of operations (information for the period January 1, 2005 through February 8, 2005 was not considered to be material in a comparison of RMR as of September 30, 2005 and therefore has not been presented).

	February 9 – September 30, 2005	Nine months ended September 30, 2004
	(dollar amounts in millions)
Recurring Monthly Revenue at September 30	$19.7	$20.0
Amounts excluded from RMR:
Amortization of deferred revenue	0.4	0.7
Other revenues (a)	1.7	1.8
Revenues (GAAP basis):
September	21.8	22.5
February 9 – August 31, 2005	146.2	—
January – August, 2004	—	179.4
Total period revenue	$168.0	$201.9

	Three months ended September 30,
	2005	2004
	(dollar amounts in millions)
Recurring Monthly Revenue at September 30	$19.7	$20.0
Amounts excluded from RMR:
Amortization of deferred revenue	0.4	0.7
Other revenues (a)	1.7	1.8
Revenues (GAAP basis):
September	21.8	22.5
July – August	43.8	45.0
Total period revenue	$65.6	$67.5

(a) Revenues that are not pursuant to monthly contractual billings.

The following table identifies RMR by segment and in total for the periods indicated.

	Nine months ended September 30, 2005			Nine months ended September 30, 2004
	Protection One Monitoring	Network Multi- family	Total	Protection One Monitoring	Network Multi- family	Total
	(dollar amounts in thousands)			(dollar amounts in thousands)
Beginning RMR balance (a)	$17,112	$2,796	$19,908	$17,255	$2,834	$20,089
RMR retail additions	1,425	64	1,489	1,305	137	1,442
RMR retail losses, excluding Hurricane Katrina	(1,576)	(146)	(1,722)	(1,641)	(144)	(1,785)
RMR retail losses from Hurricane Katrina	(88)	(26)	(114)	—	—	—
Price changes and other	83	31	114	184	1	185
Net change in wholesale RMR, excluding losses from Hurricane Katrina	10	—	10	38	—	38
RMR wholesale losses from Hurricane Katrina	(6)	—	(6)	—	—	—
Ending RMR balance	$16,960	$2,719	$19,679	$17,141	$2,828	$19,969

(a)   Beginning RMR balance includes $903 and $850 wholesale customer RMR for the nine months ended September 30, 2005 and 2004, respectively, in both the Protection One Monitoring segment and in total.  Our Network Multifamily segment RMR does not contain wholesale customer RMR.

	Three months ended September 30, 2005			Three months ended September 30, 2004
	Protection One Monitoring	Network Multi- family	Total	Protection One Monitoring	Network Multi- family	Total
	(dollar amounts in thousands)			(dollar amounts in thousands)
Beginning RMR balance (a)	$17,133	$2,774	$19,907	$17,076	$2,846	$19,922
RMR retail additions	496	16	512	440	39	479
RMR retail losses, excluding Hurricane Katrina	(552)	(55)	(607)	(562)	(63)	(625)
RMR retail losses from Hurricane Katrina	(88)	(26)	(114)	—	—	—
Price changes and other	(9)	10	1	159	6	165
Net change in wholesale RMR, excluding losses from Hurricane Katrina	(14)	—	(14)	28	—	28
RMR wholesale losses from Hurricane Katrina	(6)	—	(6)	—	—	—
Ending RMR balance	$16,960	$2,719	$19,679	$17,141	$2,828	$19,969

(a)   Beginning RMR balance includes $926 and $861 wholesale customer RMR for the three months ended September 30, 2005 and 2004, respectively, in both the Protection One Monitoring segment and in total.  Our Network Multifamily segment RMR does not contain wholesale customer RMR.

Monitoring and Related Services Margin.   Monitoring and related service revenues comprised 92% or more of our total revenues for each of the periods January 1, 2005 through February 8, 2005, February 9, 2005 through September 30, 2005, the three months ended September 30, 2005 and for the three and nine months ended September 30, 2004.  As a result of our declining customer base, these revenues and associated costs have generally decreased slightly.  The rate of revenue decline has slowed and gross margin as a percentage of revenues has remained steady.  The table below identifies the monitoring and related services gross margin and gross margin percent for the presented periods.

	2005		2004
	February 9 - September 30	January 1 - February 8	Nine month ended September 30,
Monitoring and related services revenues	$158,143	$26,455	$185,974
Cost of monitoring and related services revenues	44,501	7,400	52,252
Gross margin	$113,642	$19,055	$133,722

Gross margin %	71.9%	72.0%	71.9%

	(dollar amounts in thousands)
	Three months ended September 30,
	2005	2004
Monitoring and related services revenues	$61,519	$62,272
Cost of monitoring and related services revenues	17,606	17,918
Gross margin	$43,913	$44,354

Gross margin %	71.4%	71.2%

Customer Creation and Marketing.   Our current customer acquisition strategy for our Protection One Monitoring segment relies on internally generated sales.  We have resumed evaluating acquisition opportunities.  We currently have a salaried and commissioned sales force that utilizes our existing branch infrastructure in approximately fifty-five markets.  Our Network Multifamily segment also relies primarily on internally generated sales and utilizes a salaried and commissioned sales force to produce new accounts.  We are susceptible to macroeconomic downturns that may affect our ability to attract new customers.

We are a partner in a marketing alliance with BellSouth to offer monitored security services to the residential, single family market and to small businesses in seventeen of the larger metropolitan markets in the nine-state BellSouth region.  Approximately 24.5% and 24.1% of our new accounts created in the first nine months of 2005 and 2004, respectively, were produced from this arrangement.  Termination of this agreement could have an adverse affect on our ability to generate new customers in this territory.

We continually evaluate our customer creation and marketing strategy, including evaluating each respective channel for economic returns, volume and other factors and may shift our strategy or focus, including the elimination of a particular channel.

Attrition.  Customer account attrition has a direct impact on our results of operations since it affects our revenues, amortization expense and cash flow.   We monitor attrition each quarter based on a quarterly annualized and trailing twelve-month basis. This method utilizes each segment’s average customer account base for the applicable period in measuring attrition.  Therefore, in periods of customer account growth, customer attrition may be understated and in periods of customer account decline, customer attrition may be overstated.

In the table below, we define attrition as a ratio, the numerator of which is the gross number of lost customer accounts for a given period, net of the adjustments described below, and the denominator of which is the average number of accounts for a given period.  In some instances, we use estimates to derive attrition data.  We make adjustments to lost accounts primarily for the net change, either positive or negative, in our wholesale base.  We do not reduce the gross accounts lost during a period by “move in” accounts, which are accounts where a new customer moves into a home installed with our security system and vacated by a prior customer, or “competitive takeover” accounts, which are accounts where the owner of a residence monitored by a competitor requests that we provide monitoring services.

As defined above, customer attrition by business segment for the nine months ended September 30, 2005 and 2004 is summarized below:

	Customer Account Attrition
	September 30, 2005				September 30, 2005, excluding Hurricane Katrina (a)		September 30, 2004
	Annualized Third Quarter		Trailing Twelve Month		Annualized Third Quarter	Trailing Twelve Month	Annualized Third Quarter	Trailing Twelve Month

Protection One Monitoring	12.1%		8.7%		9.5%	8.0%	8.1%	9.1%
Protection One Monitoring, excluding wholesale	16.0%		13.3%		13.4%	12.7%	13.6%	13.5%
Network Multifamily	10.2	%(b)	7.4	%(b)	7.1%	6.6%	5.7%	6.2%
Total Company	11.5%		8.3%		8.7%	7.6%	7.3%	8.2%

(a)   We have estimated the loss of our customers in the areas affected by Hurricane Katrina.  As of September 30, 2005, Protection One Monitoring has estimated the loss of 4,548 customers, including 1,194 wholesale customers, and Network Multifamily has estimated the loss of 2,563 customers whose homes or businesses have been damaged beyond repair and will no longer need our monitoring services.  We have begun the process of contacting each customer in the hurricane damaged areas to determine if our services will be needed in the future.  Attrition rates for the remainder of the year will be affected by the results of our customer contacts.

(b)   Attrition results for Network Multifamily excludes the impact on the calculation of our customer base from the conversion of our billing system to our new technology platform, MAS.  Customers are defined differently in the new system and the result was a decrease in the number of customers in the new system.

In the table below we define the denominator the same as above but define the numerator as the gross number of lost customer accounts for a given period reduced by move-in accounts.

	Customer Account Attrition
	September 30, 2005				September 30, 2005, excluding Hurricane Katrina (a)		September 30, 2004
	Annualized Third Quarter		Trailing Twelve Month		Annualized Third Quarter	Trailing Twelve Month	Annualized Third Quarter	Trailing Twelve Month

Protection One Monitoring	10.2%		6.8%		7.6%	6.2%	6.0%	7.2%
Protection One Monitoring, excluding wholesale	13.4%		10.9%		10.9%	10.2%	11.0%	11.0%
Network Multifamily	10.2	%(b)	7.4	%(b)	7.1%	6.6%	5.7%	6.2%
Total Company	10.2%		7.0%		7.4%	6.3%	5.9%	6.9%

(a)   We have estimated the loss of our customers in the areas affected by Hurricane Katrina.  As of September 30, 2005, Protection One Monitoring has estimated the loss of 4,548 customers, including 1,194 wholesale customers, and Network Multifamily has estimated the loss of 2,563 customers whose homes or businesses have been damaged beyond repair and will no longer need our monitoring services.  We have begun the process of contacting each customer in the hurricane damaged areas to determine if our services will be needed in the future.  Attrition rates for the remainder of the year will be affected by the results of our customer contacts.

(b)   Attrition results for Network Multifamily excludes the impact on the calculation of our customer base from the conversion of our billing system to our new technology platform, MAS.  Customers are defined differently in the new system and the result was a decrease in the number of customers in the new system.

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

Critical Accounting Policies and Estimates

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

Note 2 of the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2004, as amended, includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements.  As discussed above in “—New Basis of Accounting,” estimates of fair market value were used to determine new values as of February 8, 2005 for some of our assets and liabilities.  The following is a brief description of the more significant accounting policies and methods we use:

Revenue and Expense Recognition.  Revenues are recognized when security services are provided.  System installation revenues, sales revenues on equipment upgrades and direct and incremental costs of installations and sales are deferred for residential customers with monitoring service contracts.  For commercial customers and our national account customers, revenue recognition is dependent upon each specific customer contract.  In instances when we pass title to a system, we recognize the associated revenues and costs related to the sale of the equipment in the period incurred regardless of whether the sale is accompanied by a service agreement.  In cases where we retain title to the system, we defer and amortize revenues and direct costs.

Deferred system and upgrade installation revenues are recognized over the estimated life of the customer utilizing an accelerated method for our residential and commercial customers and a straight-line method for our Network Multifamily customers.  Deferred costs in excess of deferred revenue are recognized utilizing a straight-line method over the initial contract term, typically two to three years for residential systems, five years for commercial systems and five to ten years for Network Multifamily systems.  To the extent deferred costs are less than deferred revenues, such costs are recognized over the estimated life of the customer utilizing the same method as with the related deferred revenues.

The tables below reflect the impact of this accounting policy on the respective line items of the Statement of Operations for the periods February 9, 2005 through September 30, 2005, January 1, 2005 through February 8, 2005, the nine months ended September 30, 2004 and for the three months ended September 30, 2005 and 2004.  The “Total Amount Incurred” line represents the current amount of billings that were made and the current costs that were incurred for the period.  We then subtract the deferral amount and add back the amortization of previous deferral amounts to determine the amount we report in the Statement of Operations.

	2005
	February 9 - September 30,			January 1 - February 8,
	Revenues- other	Cost of revenues-other	Selling expense	Revenues- other	Cost of revenues-other	Selling expense
	(dollar amounts in thousands)
Protection One Monitoring segment:
Total amount incurred	$24,356	$30,024	$25,348	$3,265	$3,663	$3,645
Amount deferred	(16,873)	(21,373)	(10,905)	(2,147)	(2,579)	(1,470)
Amount amortized	2,288	3,592	3,777	798	1,487	1,550
Amount included in Statement of Operations	$9,771	$12,243	$18,220	$1,916	$2,571	$3,725
Network Multifamily segment:
Total amount incurred	$135	$1,237	$1,422	$(156)	$169	$237
Amount deferred	(135)	(1,191)	(11)	156	(160)	(9)
Amount amortized	61	420	20	172	734	36
Amount included in Statement of Operations	$61	$466	$1,431	$172	$743	$264
Total Company:
Total amount incurred	$24,491	$31,261	$26,770	$3,109	$3,832	$3,882
Amount deferred	(17,008)	(22,564)	(10,916)	(1,991)	(2,739)	(1,479)
Amount amortized	2,349	4,012	3,797	970	2,221	1,586
Amount reported in Statement of Operations	$9,832	$12,709	$19,651	$2,088	$3,314	$3,989

	For the nine months ended September 30, 2004
	Revenues-other	Cost of revenues-other	Selling expense
	(dollar amounts in thousands)
Protection One Monitoring segment:
Total amount incurred	$25,391	$28,642	$24,402
Amount deferred	(15,334)	(18,574)	(10,451)
Amount amortized	4,633	8,393	8,237
Amount included in Statement of Operations	$14,690	$18,461	$22,188
Network Multifamily segment:
Total amount incurred	$549	$2,827	$1,746
Amount deferred	(474)	(2,714)	(140)
Amount amortized	1,194	4,511	253
Amount included in Statement of Operations	$1,269	$4,624	$1,859
Total Company:
Total amount incurred	$25,940	$31,469	$26,148
Amount deferred	(15,808)	(21,288)	(10,591)
Amount amortized	5,827	12,904	8,490
Amount reported in Statement of Operations	$15,959	$23,085	$24,047

	Three months ended September 30,
	2005			2004
	Revenues- other	Cost of revenues-other	Selling Expense	Revenues- other	Cost of revenues-other	Selling expense
	(dollar amounts in thousands)
Protection One Monitoring segment:
Total amount incurred	$9,919	$12,204	$10,392	$8,596	$9,935	$8,539
Amount deferred	(6,906)	(9,009)	(4,464)	(5,450)	(6,695)	(3,683)
Amount amortized	1,065	1,656	1,788	1,709	3,050	3,038
Amount included in Statement of Operations	$4,078	$4,851	$7,716	$4,855	$6,290	$7,894
Network Multifamily segment:
Total amount incurred	$53	$529	$551	$157	$863	$537
Amount deferred	(53)	(513)	(48)	(157)	(850)	(32)
Amount amortized	26	182	9	401	1,566	87
Amount included in Statement of Operations	$26	$198	$512	$401	$1,579	$592
Total Company:
Total amount incurred	$9,972	$12,733	$10,943	$8,753	$10,798	$9,076
Amount deferred	(6,959)	(9,522)	(4,512)	(5,607)	(7,545)	(3,715)
Amount amortized	1,091	1,838	1,797	2,110	4,616	3,125
Amount reported in Statement of Operations	$4,104	$5,049	$8,228	$5,256	$7,869	$8,486

Valuation of Intangible Assets. As discussed in “—New Basis of Accounting,” above, because Quadrangle acquired substantially all of our common stock, resulting in a new basis of accounting, new values for intangible assets were recorded in the first quarter of 2005 based on estimates of fair market values.  New values were recorded for customer accounts, trade names and goodwill.

Customer accounts were valued by segment based on a combination of (1) the income approach utilizing our projections of cash flow, operating margins and customer attrition and (2) the market approach based on available industry transaction data generally expressed as a multiple of recurring monthly revenues.  Trade name values were based on the identifiable revenues associated with each segment and were valued based on the income approach.  Goodwill represents the excess of the purchase price over the fair value of net assets acquired.  Goodwill and trade names are tested for impairment on at least an annual basis or as circumstances warrant.

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

We completed our annual impairment testing during the third quarter of 2005 and determined that no impairment of our non-amortizable intangible assets was required as of July 1, 2005.  We also determined that no impairment was required due to the impact of Hurricane Katrina.

Customer Account Amortization.  The choice of an amortization life and method is based on our estimates and judgments about the amounts and timing of expected future revenues from customer accounts and average customer account life.  Amortization methods and selected periods were determined because, in our opinion, they would adequately match amortization cost with anticipated revenue.  We periodically perform lifing studies on our customer accounts to assist us in determining appropriate lives of our customer accounts.  These reviews are performed specifically to evaluate our historic amortization policy in light of the inherent declining revenue curve over the life of a pool of customer accounts, and our historical attrition experience.  Prior to adopting a new basis of accounting as described in “—New Basis of Accounting,” above, we had identified three distinct pools of customer accounts as shown in the table below, each of which had distinct attributes that effected differing attrition characteristics.  For the Protection One Monitoring pools, the results of the lifing studies indicated to us that we can expect attrition to be greatest in years one through five of asset life and that a declining balance (accelerated) method would therefore best match the future amortization cost with the estimated revenue stream from these customer pools.  We switch from the declining balance method to the straight-line method in the year the straight-line method results in greater amortization expense.

In conjunction with adopting a new basis of accounting, we identified only two distinct pools of customer accounts, the Protection One Monitoring pool and the Network Multifamily pool, and retained the same amortization methods and lives for each.  A separate pool for the customers acquired from Westinghouse Security Systems, Inc. in 1996 is no longer considered necessary, as the remaining customers from this acquisition are now included in the Protection One Monitoring customer pool.

Our amortization rates consider the average estimated remaining life and historical and projected attrition rates.  The amortization method for each customer pool is as follows:

Pool	Method
New amortization method (post February 8, 2005):
Protection One Monitoring	Ten–year 135% declining balance
Network Multifamily	Nine–year straight-line

Historical amortization method (pre February 9, 2005):
Protection One Monitoring:
• Acquired Westinghouse Customers	Eight–year 120% declining balance (a)
• Other Customers	Ten–year 135% declining balance
Network Multifamily	Nine–year straight-line

(a) The Westinghouse customer pool was fully amortized as of December 31, 2004.

Amortization expense was $23.4 million for the period February 9, 2005 through September 30, 2005, $5.6 million for the period January 1, 2005 through February 8, 2005 and $9.0 million for the three months ended September 30, 2005.   Amortization expense for the nine and three months ended September 30, 2004 was approximately $51.4 million and $17.1 million, respectively.  The amount of amortization expense would change if we changed the estimated life or amortization rate for customer accounts.

Income Taxes.  As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate.  Significant management judgment is required in determining our provision for income taxes and our deferred tax assets and liabilities.  This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation and amortization, for tax and accounting purposes.  These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet.  We must then assess the likelihood that our deferred tax assets will be recovered.  To the extent we believe that recovery is not more likely than not, we must establish a valuation allowance.  In the first quarter of 2004, due to Westar’s sale of its interest in us, we determined that our deferred tax assets would not be realizable.  We recorded a non-cash charge to income in the approximate amount of $285.9 million to establish a valuation allowance equal to the amount of net deferred tax assets determined not to be realizable.

We currently do not expect to be in a position to record tax benefits for losses incurred in the future.

Operating Results

We separate our business into two reportable segments:  Protection One Monitoring and Network Multifamily.  Protection One Monitoring provides security alarm monitoring services, which include sales, installation and related servicing of security alarm systems.  Network Multifamily provides security alarm services to apartments, condominiums and other multi-family dwellings.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Protection One Consolidated

As a result of the push down accounting adjustments described in “—New Basis of Accounting,” above, the activity for the period February 9, 2005 through September 30, 2005 (the “post-push down” period) is reported under the new basis of accounting while the activity for the period January 1, 2005 through February 8, 2005 (the “pre-push down” period) is reported on the historical basis of accounting, which was used in 2004.  For the post-push down period, the primary changes to the income statement reflect (1) the reduction in amortization related to the reductions to the amount of deferred acquisition costs and deferred acquisition revenues, (2) an increase in interest expense due to accretion of debt discounts arising from differences in fair values and carrying values of our debt instruments and (3) the reduction in amortization related to the reduction in the amortizable base of customer accounts.

Monitoring and related services revenues, which are not impacted by the push down adjustments, decreased slightly (less than 1%) in the first nine months of 2005 compared to the first nine months of 2004, primarily as a result of a decline in our customer base in 2004, but partially offset by price increases implemented in 2004.  Cost of monitoring and related services revenues, which are not impacted by the push down adjustments, also decreased slightly (approximately 1%) in the first nine months of 2005 compared to the first nine months of 2004.  Interest expense for the post-push down period includes approximately $4.7 million of amortized debt discounts.  In the first quarter of 2004, we recorded a non-cash charge to income in the approximate amount of $285.9 million to establish a valuation allowance equal to the amount of deferred tax assets determined not to be realizable.

Protection One Monitoring Segment

The table below presents operating results for Protection One Monitoring for the periods presented.  Next to each period’s results of operations, we provide the relevant percentage of total revenues so you can make comparisons about the relative change in revenues and expenses.   As a result of the push down accounting adjustments described in “—New Basis of Accounting,” above, the post-push down period, the pre-push down period and the nine month information presented in the following tables may not be comparable.

	2005				2004
	February 9 - September 30		January 1 - February 8		Nine months ended September 30
	(dollar amounts in thousands)
Revenues:
Monitoring and related services	$135,397	93.3%	$22,564	92.2%	$158,822	91.5%
Other	9,771	6.7	1,916	7.8	14,690	8.5

Total revenues	145,168	100.0	24,480	100.0	173,512	100.0

Cost of revenues (exclusive of amortization and depreciation shown below):
Monitoring and related services	39,604	27.3	6,627	27.1	46,338	26.7
Other	12,243	8.4	2,571	10.5	18,461	10.6

Total cost of revenues (exclusive of amortization and depreciation shown below)	51,847	35.7	9,198	37.6	64,799	37.3

Selling expense	18,220	12.6	3,725	15.2	22,188	12.8
General and administrative expense	35,342	24.3	6,922	28.3	45,110	26.0
Change of control and debt restructuring costs	—	—	5,939	24.3	20,503	11.8
Amortization of intangibles and depreciation expense	27,682	19.1	6,112	24.9	55,203	31.8
Total operating expenses	81,244	56.0	22,698	92.7	143,004	82.4
Operating income (loss)	$12,077	8.3%	$(7,416)	(30.3)%	$(34,291)	(19.7)%

2005 Compared to 2004.   We had a net decrease of 7,687 customers in the first nine months of 2005 compared to a net decrease of 11,100 customers in the first nine months of 2004.  The net increase in wholesale customers was exceeded by the net decrease in retail customers, including those lost due to Hurricane Katrina.  The average customer base for the first nine months of 2005 and 2004 was 695,760 and 706,941, respectively, or a decrease of 11,181 customers.  The increase in annualized attrition is primarily due to the loss of customers from Hurricane Katrina.  While we may experience additional losses resulting from the hurricane, we believe our company-wide focus on retaining our current customers will offset those losses for minimal attrition deterioration.  We are currently focused on reducing attrition, developing cost effective marketing programs and generating positive cash flow.

Further analysis of the change in the Protection One Monitoring account base between the two periods is set forth below.

	Nine months ended September 30,
	2005	2004

Beginning Balance, January 1	699,603	712,491
Customer additions, excluding wholesale	40,517	39,937
Customer losses, excluding wholesale (a)	(53,756)	(53,754)
Change in wholesale customer base and other adjustments (b)	5,552	2,717
Ending Balance, September 30	691,916	701,391

Annualized attrition (c)	9.0%	8.7%

(a)   2005 includes estimated customer losses of 3,354 resulting from Hurricane Katrina.

(b)   2005 includes estimated wholesale customer losses of 1,194 resulting from Hurricane Katrina.

(c)   Annualized attrition excluding the losses from Hurricane Katrina is 8.1% for 2005.

Monitoring and related service revenues were not impacted by the push down accounting adjustments and decreased less than 1% in the first nine months of 2005 compared to the first nine months of 2004.  We believe a focus on customer retention coupled with price increases in the second half of fiscal 2004 and in the first half of fiscal 2005 will result in a slowdown in the loss of revenue.  These revenues consist primarily of contractual revenue derived from providing monitoring and maintenance service.

Other revenues include $2.3 million and $0.8 million in amortization of previously deferred revenues for the post-push down and pre-push down periods, respectively, and $4.6 million in the first nine months of 2004.  In the first nine months of 2005 compared to the first nine months of 2004, we experienced an increase in commercial lease arrangements in which upfront revenues are deferred and a decrease in outright commercial sale arrangements which result in immediate revenue recognition Other revenues are generated from our internal installations of new alarm systems and consist primarily of sales of burglar alarms, closed circuit televisions, fire alarms and card access control systems to commercial customers, as well as amortization of previously deferred revenues.

Cost of monitoring and related services revenues were not impacted by the push down accounting adjustments and decreased less than 1% in the first nine months of 2005 compared to the first nine months of 2004.  These costs generally relate to the cost of providing monitoring service and include the costs of monitoring, billing, customer service and field operations.  Cost of monitoring and related services revenues as a percentage of the related revenues was 29.3% and 29.4% for the periods February 9, 2005 through September 30, 2005 and January 1, 2005 through February 8, 2005, respectively, and was 29.2% in the first nine months of 2004.

Cost of other revenues include $3.6 million and $1.5 million in amortization of previously deferred customer acquisition costs for the post-push down and pre-push down periods, respectively, and $8.4 million in the first nine months of 2004.  We also experienced a decrease in cost of other revenues related to the decrease in outright commercial sales in the first nine months of 2005 compared to the first nine months of 2004.  Cost of other revenues consist primarily of equipment and labor charges to install alarm systems, closed circuit televisions, fire alarms and card access control systems sold to our customers, as well as amortization of previously deferred customer acquisition costs.

Selling expenses include $3.8 million and $1.5 million in amortization of previously deferred customer acquisition costs for the post-push down and pre-push down periods, respectively, and $8.2 million in the first nine months of 2004.  In general, other selling expenses have increased over 2004 levels primarily due to an increase in the number of commercial salespeople.

General and administrative expenses generally decreased in 2005 due to reductions in insurance premiums and system charges.  As of December 31, 2004 (with respect to human resources software) and February 17, 2005 (with respect to financial systems software), we no longer incur system processing charges from our former parent company related to our usage of its software.  The pre-pushdown period includes $0.4 million in retention bonus expense and the first nine months of 2004 includes $0.9 million in retention bonus expense.

Change of control and debt restructuring costs for the pre-push down period January 1, 2005 through February 8, 2005 included $5.6 million in fees paid upon completion of the restructuring as well as legal and other fees related to the debt restructuring.  In the first nine months of 2004, we made change of control payments to executive officers in the amount of $9.5 million, incurred $1.6 million in expenses for the write-off of director and officer insurance upon the change of control in February 2004, paid $3.5 million to the advisor to our board of directors and incurred approximately $5.9 million for legal and advisory fees related to the sale and restructuring efforts.

Amortization of intangibles and depreciation expense for the post-push down period is based on the newly recorded values of the customer accounts and fixed assets and their associated estimated remaining lives.  The customer accounts are amortized over a ten year life on an accelerated basis while the remaining asset lives for the components of fixed assets have generally been shortened.

Network Multifamily Segment

The following table provides information for comparison of the Network Multifamily operating results for the periods presented.  Next to each period’s results of operations, we provide the relevant percentage of total revenues so that you can make comparisons about the relative change in revenues and expenses.   As a result of the push down accounting adjustments described in “—New Basis of Accounting,” above, the post-push down period, the pre-push down period and the nine months ended information presented in the following tables may not be comparable.

	2005				2004
	February 9 - September 30		January 1 - February 8		Nine months ended September 30
	(dollar amounts in thousands)
Revenues:
Monitoring and related services	$22,746	99.7%	$3,891	95.8%	27,152	95.5%
Other	61	0.3	172	4.2	1,269	4.5
Total revenues	22,807	100.0	4,063	100.0	28,421	100.0

Cost of revenues (exclusive of amortization and depreciation shown below):
Monitoring and related services	4,897	21.5	773	19.0	5,914	20.8
Other	466	2.0	743	18.3	4,624	16.3

Total cost of revenues (exclusive of amortization and depreciation shown below)	5,363	23.5	1,516	37.3	10,538	37.1

Selling expense	1,431	6.3	264	6.5	1,859	6.6
General and administrative expense	6,194	27.1	1,182	29.1	7,379	26.0
Change in control and debt restructuring costs	—	—	—	—	1,543	5.4
Consolidation costs	1,866	8.2	—	—	—	—
Amortization of intangibles and depreciation expense	4,167	18.3	526	12.9	3,678	12.9
Total operating expenses	13,658	59.9	1,972	48.5	14,459	50.9
Operating income	$3,786	16.6%	$575	14.2%	$3,424	12.0%

2005 Compared to 2004.  We had a net decrease of 11,738 customers in the first nine months of 2005 compared to a net decrease of 1,934 customers in the first nine months of 2004.  This decrease is due primarily to fewer customer additions.  Demand for our services from owners and managers of multifamily properties has been negatively affected by the increasing preference of occupants of multifamily units to subscribe only for cellular telephone services and not for traditional telephone service, which our alarm systems have historically used to transport alarm signals to our monitoring center.  We are marketing a new product which will allow monitoring of multifamily units without a landline in each unit, which we believe will improve the rate of site additions compared to the first nine months of 2005.  Customer losses include an estimate of 2,563 customers lost related to damage from Hurricane Katrina.  The “Conversion Adjustments” line item reflects the impact of the conversion of our billing system to our new technology platform, MAS.  Customers are defined differently in the new system and the result was a decrease in the number of customers in the new system.  The average customer base was 324,641 for the first nine months of 2005 compared to 334,862 for the first nine months of 2004.  The change in Network Multifamily’s customer base for the period is shown below.

	Nine months ended September 30,
	2005	2004

Beginning Balance, January 1,	330,510	335,829
Customer additions	7,675	13,553
Customer losses (a)	(18,183)	(15,487)
Conversion adjustments	(1,230)	—
Ending Balance	318,772	333,895

Annualized attrition (b)	8.0%	6.2%

(a)   2005 includes estimated customer losses of 2,563 resulting from Hurricane Katrina.

(b)   Annualized attrition excluding the losses from Hurricane Katrina is 6.4% for 2005.

Monitoring and related services revenues were not impacted by the push down accounting adjustments and decreased $0.5 million from the first nine months of 2004. These revenues consist primarily of contractual revenue derived from providing monitoring and maintenance service.  The decline was due to a $0.4 million decrease in RMR related to the 3.1% decrease in the subscriber base and a $0.1 million decrease in repair billings.

Other revenues decreased $1.0 million for the first nine months of 2005 compared to the same period of 2004.  These consist primarily of revenue from the sale of access control systems and amortization of previously deferred revenues associated with the sale of alarm systems.  Other revenues include $61 thousand and $0.2 million in amortization of previously deferred revenues for the post-push down and pre-push down periods, respectively, and $1.2 million in the first nine months of 2004.

Cost of monitoring and related revenues were not impacted by the push down accounting adjustments and generally relate to the cost of providing monitoring service including the costs of monitoring, customer service and field operations.  These costs decreased approximately 4.1% in the first nine months of 2005 compared to the first nine months of 2004 primarily due to a $0.2 million dollar decrease in field service employment and material costs.  Cost of monitoring and related revenues as a percentage of related revenues was 21.5% in the post-push down period, 19.9% in the pre-push down period and 21.8% in the first nine months of 2004.

Cost of other revenues consist primarily of the costs to install access control systems and amortization of installation costs previously deferred.  These costs include $0.4 million and $0.7 million in amortization of previously deferred customer acquisition costs for the post-push down and pre-push down periods, respectively, and $4.5 million in the first nine months of 2004

Selling expenses include approximately $19.9 thousand and $36.0 thousand in amortization of previously deferred customer acquisition costs for the post-push down and pre-push down periods, respectively, and $0.3 million in the first nine months of 2004.  Other selling expenses in 2005 have remained consistent with 2004 expenses.

General and administrative costs remained consistent with those in 2004.  Increases in legal fees, management fees allocated from Protection One and property taxes were offset by decreases in employment costs, telecommunications costs and insurance costs.

Change of control and debt restructuring costs in the first nine months of 2004 related to change of control payments to executive officers.

Consolidation costs include severance and retention bonuses related to our ongoing efforts to streamline our internal organizational structure.

Amortization of intangibles and depreciation expense for the post-push down period is based on the newly recorded values of the customer accounts and fixed assets and their associated estimated remaining lives.  The customer accounts are amortized over a nine year life on a straight-line basis, while the remaining asset lives for the components of fixed assets have generally been shortened.

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Protection One Consolidated

Monitoring and related services revenues, which are not impacted by the push down adjustments, decreased slightly (approximately 1.2%) in the third quarter of 2005 compared to the third quarter of 2004, primarily as a result of a decline in our customer base, but partially offset by price increases implemented in 2004 and in 2005.  Cost of monitoring and related services revenues, which are not impacted by the push down adjustments, decreased by 1.7% in the third quarter of 2005 compared to the third quarter of 2004.  Interest expense for the third quarter of 2005 includes approximately $1.2 million of amortized debt discounts.

Protection One Monitoring Segment

The table below presents operating results for Protection One Monitoring for the periods presented. Next to each period’s results of operations, we provide the relevant percentage of total revenues so you can make comparisons about the relative change in revenues and expenses.   As a result of the push down accounting adjustments described in “—New Basis of Accounting,” above, the quarter to quarter comparisons presented in the following tables may not be comparable.

	Three months ended September 30,
	2005		2004
	(dollar amounts in thousands)
Revenues:
Monitoring and related services	52,766	92.8%	52,792	91.6%
Other	4,078	7.2	4,855	8.4

Total revenues	56,844	100.0	57,647	100.0

Cost of revenues (exclusive of amortization and depreciation shown below):
Monitoring and related services	15,583	27.4	15,894	27.6
Other	4,851	8.5	6,290	10.9

Total cost of revenues (exclusive of amortization and depreciation shown below)	20,434	35.9	22,184	38.5

Selling expense	7,716	13.6	7,894	13.7
General and administrative expense	13,620	24.0	14,316	24.8
Change of control and debt restructuring costs	—	—	2,109	3.7
Amortization of intangibles and depreciation expense	10,154	17.8	18,333	31.8
Total operating expenses	31,490	55.4	42,652	74.0
Operating income (loss)	$4,920	8.7%	$(7,189)	(12.5)%

2005 Compared to 2004.   We had a net decrease of 7,555 customers in the third quarter of 2005 compared to a net decrease of 1,585 customers in the third quarter of 2004.  The decrease is due in part to losses recorded due to the effects of Hurricane Katrina.  The average customer base for the third quarter of 2005 and 2004 was 695,694 and 702,184, respectively, or a decrease of 6,490 customers.  We are currently focused on reducing attrition, developing cost effective marketing programs and generating positive cash flow.  The change in Protection One Monitoring’s customer base for the period is shown below.

	Three Months Ended September 30,
	2005	2004

Beginning Balance, July 1	699,471	702,976
Customer additions, excluding wholesale	14,048	13,372
Customer losses, excluding wholesale (a)	(20,854)	(18,359)
Change in wholesale customer base and other adjustments (b)	(749)	3,402
Ending Balance, September 30	691,916	701,391

Annualized quarterly attrition (c)	12.1%	8.1%

(a)        2005 includes estimated customer losses of 3,354 resulting from Hurricane Katrina.

(b)        2005 includes estimated wholesale customer losses of 1,194 resulting from Hurricane Katrina.

(c)        Annualized quarterly attrition excluding the losses from Hurricane Katrina is 9.5% for 2005.

Monitoring and related service revenues were not impacted by the push down accounting adjustments and decreased slightly in the third quarter of 2005 compared to the third quarter of 2004.  We believe a focus on customer retention coupled with price increases in the second half of fiscal 2004 and in the first nine months of fiscal 2005 have contributed to a slowdown in the loss of revenue.  These revenues consist primarily of contractual revenue derived from providing monitoring and maintenance service.

Other revenues include $1.1 million in amortization of previously deferred revenues for the third quarter of 2005 and $1.7 million in the third quarter of 2004. We also experienced a decrease in outright commercial sales in the third quarter of 2005 compared to the third quarter of 2004.  These revenues are generated from our internal installations of new alarm systems and consist primarily of sales of burglar alarms, closed circuit televisions, fire alarms and card access control systems to commercial customers, as well as amortization of previously deferred revenues.

Cost of monitoring and related services revenues were not impacted by the push down accounting adjustments.  These costs decreased 2.0% in the third quarter of 2005 compared to the third quarter of 2004.  These costs generally relate to the cost of providing monitoring service and include the costs of monitoring, billing, customer service and field operations.  Cost of monitoring and related services revenues as a percentage of the related revenues decreased to 29.5% in the third quarter from 30.1% in the third quarter of 2004.

Cost of other revenues includes $1.7 million in amortization of previously deferred customer acquisition costs for the third quarter of 2005 and $3.1 million in the third quarter of 2004.  We also experienced a decrease in cost of other revenues related to the decrease in outright commercial sales in the third quarter of 2005 compared to the third quarter of 2004.  These costs consist primarily of equipment and labor charges to install alarm systems, closed circuit televisions, fire alarms and card access control systems sold to our customers, as well as amortization of previously deferred customer acquisition costs.

Selling expenses include $1.8 million in amortization of previously deferred customer acquisition costs for the third quarter of 2005 and $3.0 million in the third quarter of 2004.  In general, other selling expenses have increased over 2004 levels primarily due to an increase in the number of commercial salespeople.

General and administrative expenses remained relatively stable with increases in wages and other benefits offset by reductions in insurance premiums and system charges.  As of December 31, 2004 (with respect to human resources software) and February 17, 2005 (with respect to financial systems software), we no longer incur system processing charges from our former parent company related to our usage of its software.

Change of control and debt restructuring costs ceased during the second quarter of 2005 with the consummation of our debt refinancing on April 18, 2005.  In the third quarter of 2004, we incurred approximately $2.1 million for legal and advisory fees related to the sale and restructuring efforts.

Amortization of intangibles and depreciation expense for the post-push down period is based on the newly recorded values of the customer accounts and fixed assets and their associated estimated remaining lives.  The customer accounts are amortized over a ten year life on an accelerated basis while the remaining asset lives for the components of fixed assets have generally been shortened.

Network Multifamily Segment

The following table provides information for comparison of the Network Multifamily operating results for the periods presented.  Next to each period’s results of operations, we provide the relevant percentage of total revenues so that you can make comparisons about the relative change in revenues and expenses.   As a result of the push down accounting adjustments described in “—New Basis of Accounting,” above, the quarter to quarter information presented in the following tables may not be comparable.

	For the three months ended September 30,
	2005		2004
	(dollar amounts in thousands)
Revenues:
Monitoring and related services	$8,753	99.7%	9,480	95.9%
Other	26	0.3	401	4.1
Total revenues	8,779	100.0	9,881	100.0

Cost of revenues (exclusive of amortization and depreciation shown below):
Monitoring and related services	2,023	23.0	2,024	20.5
Other	198	2.3	1,579	16.0

Total cost of revenues (exclusive of amortization and depreciation shown below)	2,221	25.3	3,603	36.5

Selling expense	512	5.8	592	6.0
General and administrative expense	2,152	24.5	2,566	25.9
Change in control and debt restructuring costs	—	—	—	—
Consolidation costs	1,866	21.3	—	—
Amortization of intangibles and depreciation expense	1,616	18.4	1,213	12.3
Total operating expenses	6,146	70.0	4,371	44.2
Operating income	$412	4.7%	$1,907	19.3%

2005 Compared to 2004.  We had a net decrease of 6,851 customers in the third quarter of 2005 compared to a net decrease of 545 customers in the third quarter of 2004.  Customer losses include an estimate of 2,563 customers lost related to damage from Hurricane Katrina.  The “Conversion Adjustments” line item reflects the impact of the conversion of our billing system to our new technology platform, MAS.  Customers are defined differently in the new system and the result was a decrease in the number of customers in the new system.  The average customer base was 322,198 for the third quarter of 2005 compared to 334,168 for the third quarter of 2004.  The change in Multifamily’s customer base for the period is shown below.

	Three Months Ended September 30,
	2005	2004

Beginning Balance, July 1,	325,623	334,440
Customer additions	2,629	4,245
Customer losses (a)	(8,250)	(4,790)
Conversion adjustments	(1,230)	—
Ending Balance, September 30,	318,772	333,895

Annualized quarterly attrition (b)	10.2%	5.7%

(a)   2005 includes estimated customer losses of 2,563 resulting from Hurricane Katrina.

(b)   Annualized quarterly attrition excluding the losses from Hurricane Katrina is 7.1% for 2005.

Monitoring and related services revenues were not impacted by the push down accounting adjustments.  These revenues consist primarily of contractual revenue derived from providing monitoring and maintenance service.  The revenues decreased from the third quarter of 2004, primarily due to a $0.4 million decrease in contract buyouts, a $0.2 million decrease in RMR related to the 3.6% decrease in the customer base and a $0.1 million decline in repair billings.

Other revenues include $26.0 thousand in amortization of previously deferred revenues for the third quarter of 2005 and $0.4 million in the third quarter of 2004.  These revenues consist primarily of revenue from the sale of access control systems and amortization of previously deferred revenues associated with the sale of alarm systems.

Cost of monitoring and related revenues were not impacted by the push down accounting adjustments and generally relate to the cost of providing monitoring service including the costs of monitoring, customer service and field operations.  These costs in the third quarter of 2005 were consistent with the third quarter of 2004.  Decreases in field service employment costs were offset by an increase in material costs.  Cost of monitoring and related revenues as a percentage of related revenues was 23.1% in the third quarter of 2005 and 21.4% in the third quarter of 2004.

Cost of other revenues decreased $1.4 million for the third quarter of 2005 compared to the same period of 2004.  These costs consist primarily of the costs to install access control systems and amortization of installation costs previously deferred.  There was $0.2 million in amortization of previously deferred customer acquisition costs for the third quarter of 2005 and $1.6 million amortization in the third quarter of 2004.

Selling expenses for the third quarter of 2005 compared to the third quarter of 2004 decreased $80 thousand.  Selling expenses include approximately $8.6 thousand in amortization of previously deferred customer acquisition costs for the third quarter of 2005 and $87 thousand in the third quarter of 2004.

General and administrative costs in the third quarter of 2005 were 16.1% lower than those in 2004 primarily due to a $0.4 million decrease in employment costs, offset by a $0.1 million increase in property taxes.

Consolidation costs include severance and retention bonuses related to our ongoing efforts to streamline our internal organizational structure.

Amortization of intangibles and depreciation expense for the post-push down period is based on the newly recorded values of the customer accounts and fixed assets and their associated estimated remaining lives.  The customer accounts continue to be amortized over a nine year life on a straight-line basis, while the remaining asset lives for the components of fixed assets have generally been shortened.

Liquidity and Capital Resources

We have improved our capital structure by reducing the face amount of outstanding debt by $160.7 million to $344.8 million at September 30, 2005 from $505.5 million at December 31, 2004, primarily through the $120 million debt-for-equity exchange with Quadrangle.  We expect to generate operating cash flows in excess of that required for operations and for required principal and interest payments.

On April 18, 2005, we entered into a new credit agreement, which enabled us to redeem our 7 3/8% senior notes due 2005 for approximately $166.3 million plus accrued interest (approximately $164.3 million aggregate principal amount outstanding) and repay the Quadrangle credit facility (approximately $78.0 million aggregate principal amount outstanding).  The 7 3/8% senior notes and the Quadrangle credit facility would have matured on August 15, 2005.  The bank credit facility provides for a $25.0 million revolving credit facility and a $250.0 million term loan facility.  The revolving credit facility matures in 2010 and the term loan matures in 2011, subject to earlier maturity if we do not refinance our 8 1/8% senior subordinated notes due 2009 before July 2008.  The new revolving credit facility is undrawn as of November 10, 2005 and is fully available.  We intend to use any other proceeds from borrowings under the bank credit agreement, from time to time, for working capital and general corporate purposes.  Letters of credit are also available under the bank credit agreement.

In an effort to limit our exposure to interest rate risk on our variable rate bank credit facility, we purchased interest rate caps in the aggregate amount of $0.9 million during the second quarter of 2005.  Our objective is to protect against increases in interest expense caused by fluctuation in LIBOR.  One interest rate cap provides protection on a $75 million tranche of our long term debt over a five-year period if LIBOR exceeds 6%.  A second interest rate cap provides protection on a separate $75 million tranche of our long term debt over a three-year period if LIBOR exceeds 5%.

Operating Cash Flows for the Nine months Ended September 30, 2005.  Our operations provided a net $25.9 million and $3.7 million in cash flow for the periods February 9, 2005 through September 30, 2005 and January 1, 2005 through February 8, 2005, respectively, and provided a net $6.5 million in cash flow in the first nine months of 2004.

Investing Cash Flows for the Nine months Ended September 30, 2005.   We used a net $15.6 million and $2.5 million for our investing activities in the periods February 9, 2005 through September 30, 2005 and January 1, 2005 through February 8, 2005, respectively.  We invested a net $16.5 million in cash to install and acquire new accounts, invested $3.2 million to acquire fixed assets, increased restricted cash by $1.2 million and we received an aggregate $5.3 million from the disposition of marketable securities and other assets and from the redemption of preferred stock in the period February 9, 2005 through September 30, 2005.  We invested a net $2.2 million in cash to install and acquire new accounts and $0.3 million to acquire fixed assets in the period January 1, 2005 through February 8, 2005.  In the first nine months of 2004, we invested a net $16.1 million in cash to install and acquire new accounts and $4.8 million to acquire fixed assets.

Financing Cash Flows for the Nine months Ended September 30, 2005.   Financing activities used a net $49.5 million in cash in the period February 9, 2005 through September 30, 2005 and provided net cash of $0.4 million in the first nine months of 2004.  In the period February 9, 2005 through September 30, 2005, we used $293.1 million to retire debt, $7.2 million for debt and stock issuance costs and $0.9 million for interest rate caps.  We received $250.0 million for the new bank credit facility and $1.8 million in proceeds from the sale of common stock in the period February 9, 2005 through September 30, 2005.

Material Commitments.  We have future, material, long-term commitments, which, as of September 30, 2005, include $0.6 million due in 2005 related to payments on our $250 million bank credit facility.

The following reflects our commitments as of November 10, 2005:

	Payment Due by Period (a)
	Total	Remainder of 2005	2006-2007	2008-2009	After 2009
	(dollar amounts in thousands)
Contractual Obligations
Long-Term Debt Obligations (b)	$344,751	$589	$4,712	$339,450	$—
Interest Obligations on Long-Term Debt (c)	31,378	—	17,930	13,448	—
Operating Leases Obligations	9,683	838	6,098	1,847	900
Purchase Obligations (d)	11,875	625	7,500	3,750	—
Total	$397,687	$2,052	$36,240	$358,495	$900

(a)  Total contractual obligations at December 31, 2004, as reported in our Annual Report on Form 10-K for the year ended December 31, 2004, as amended, were $384,059.

(b) Assumes (i) payment of 8 1/8% senior subordinated notes at contractual maturity date of January 15, 2009; and (ii) bank credit facility subject to early maturity date of June 30, 2008.  Long-term debt obligations are shown at face value.

(c) Represents contractual interest obligations relating to our 8 1/8% senior subordinated notes due 2009 and assumes such notes remain outstanding until maturity, but excludes interest on our variable rate bank credit facility.

(d) Represents contract tariff for telecommunication services.

The table below shows our total commercial commitments and the expected expiration per period:

	Amount of Commitment Expiration Per Period (a)
At November 10, 2005:	Total	2005	2006-2007	2008-2009	Thereafter
	(dollar amounts in thousands)
Other Commercial Commitments
Standby letters of credit (b)	$—	$—	—	—	—
Total commercial commitments	$—	$—	$—	$—	$—

(a)   Total commercial commitments at December 31, 2004, as reported in our Annual Report on Form 10-K for the year ended December 31, 2004, as amended, were $208,944.

(b)   Our standby letter of credit associated with our surety bonds was closed upon the change in the holder of our surety bonds.  We anticipate a new letter of credit to be issued with our current surety bond during the fourth quarter of 2005.

The indenture relating to our 8 1/8% senior subordinated notes due 2009 and the bank credit facility contain certain covenants and restrictions, including with respect to our ability to incur debt and pay dividends, based on earnings before interest, taxes, depreciation and amortization, or EBITDA.  The definition of EBITDA varies between the indenture and the bank credit facility.  EBITDA is generally derived by adding to income (loss) before income taxes, the sum of interest expense, depreciation and amortization expense, including amortization of deferred customer acquisition costs less amortization of deferred customer acquisition revenue.  However, under the varying definitions, additional adjustments are sometimes required.

Our bank credit facility and the indenture relating to our 8 1/8% senior subordinated notes due 2009 contain the financial covenants and current tests, respectively, summarized below:

Debt Instrument	Financial Covenant and Current Test
Bank Credit Facility	Consolidated total debt on last day of period /consolidated EBITDA for most recent four fiscal quarters less than 5.25 to 1.0; and

Consolidated EBITDA for most recent four fiscal quarters/consolidated interest expense for most recent four fiscal quarters greater than 2.35 to 1.0

Senior Subordinated Notes	Current fiscal quarter EBITDA/current fiscal quarter interest expense greater than 2.25 to 1.0

At September 30, 2005, we were in compliance with the financial covenants and tests.

These debt instruments also restrict our ability to pay dividends to stockholders, but do not otherwise restrict our ability to fund cash obligations.

  Off-Balance Sheet Arrangements.  We had no off-balance sheet transactions or commitments as of or for the nine months ended September 30, 2005, other than as disclosed above.

Credit Ratings.  Standard & Poor’s (S&P) and Moody’s Investors Service (Moody’s) are independent credit-rating agencies that rate our debt securities.   As of November 10, 2005, our debt instruments were rated as follows:

	Bank Credit Facility	8 1/8% Senior Subordinated Notes Due 2009	Outlook
S & P	B+	B-	Negative
Moody’s	B2	Caa1	Stable

Capital Expenditures.  We anticipate making total net capital expenditures of approximately $31.1 million in all of 2005. Of such amount, we plan to expend approximately $25.5 million in customer acquisition costs and $5.6 million for fixed assets.  Assuming we have available funds, capital expenditures for 2006 are expected to be approximately $37.2 million, of which approximately $27.2 million would be used for customer acquisition costs, with the balance to be used for fixed assets. These estimates are prepared for planning purposes and are revised from time to time.  Actual expenditures for these and other items not presently anticipated may vary materially from these estimates during the course of the years presented.

Tax Matters.  Due to Westar’s sale of its interests in us in the first quarter of 2004, we are no longer entitled to receive tax sharing payments from Westar.  We determined that most of our deferred tax assets would not be realizable, and we recorded a non-cash charge to income in the first quarter of 2004 in the approximate amount of $285.9 million to establish a valuation allowance equal to the amount of net deferred tax assets determined not to be realizable.  We currently do not expect to be in a position to record tax benefits for losses incurred in the future.

ITEM 4.  CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods.  As of September 30, 2005, the Company’s management, under the supervision and with the participation of our chief executive officer and our chief financial officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2005, our disclosure controls and procedures  (a) were effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

On March 30, 2006, we identified a material weakness in our internal control over financial reporting, which we view as an integral part of our disclosure controls and procedures.  A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected.  Specifically, the amount of depreciation calculated on equipment that had been revalued as part of our push down adjustments was overstated by $1.1 million for the period February 9, 2005 through September 30, 2005.  Accordingly, these controls were reevaluated.

On March 30, 2006, the Company’s management, under the supervision and with the participation of our chief executive officer and our chief financial officer, concluded that our disclosure controls and procedures as of September 30, 2005 did not provide reasonable assurance of their effectiveness with respect to our accounting for depreciation of certain equipment because the Company did not adequately design and maintain effective controls over the preparation, review, presentation and disclosure of the amount of depreciation included in the Company’s Consolidated Financial Statements, which resulted in misstatements therein.

To remediate this material weakness in the Company’s internal control over financial reporting, in the first quarter of 2006, the Company implemented additional review procedures over the calculation of depreciation of assets revalued as part of the push down accounting adjustments.

During the third fiscal quarter ended September 30, 2005, no change in our internal control over financial reporting occurred that, in our judgment, either materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  During the first quarter of 2006, however, we made changes to our internal control over financial reporting in connection with the preparation, review, presentation and disclosure of the amount of depreciation included in our Consolidated Financial Statements, which resulted in the discovery of the error described above.

Our management, including our chief executive officer and chief financial officer, recognize that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving management’s control objectives.

ITEM 6.   EXHIBITS.

Exhibits. The following exhibits are filed or furnished with this Quarterly Report on Form 10-Q/A:

Exhibit Number	Exhibit Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

+  Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

Date:	April 10, 2006	PROTECTION ONE, INC.
PROTECTION ONE ALARM MONITORING, INC.

		By:	/s/	Darius G. Nevin
Darius G. Nevin, Executive Vice President,
Chief Financial Officer and duly authorized
officer