Form 10-Q
period 2007-06-30
PROTECTION ONE ALARM MONITORING INC; PROTECTION ONE INC
filed 2007-08-14
CIK 916310, 916230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

1-12181-01	1-12181
(Commission File Number)	(Commission File Number)

PROTECTION ONE, INC.	PROTECTION ONE ALARM MONITORING, INC.
(Exact Name of Registrant As Specified In its Charter)	(Exact Name of Registrant As Specified In its Charter)

Delaware	Delaware
(State or Other Jurisdiction Of Incorporation or Organization)	(State or Other Jurisdiction Of Incorporation or Organization)

93-1063818	93-1064579
(I.R.S. Employer Identification No.)	(I.R.S. Employer Identification No.)

1035 N. Third Street, Suite 101 Lawrence, Kansas 66044	1035 N. Third Street, Suite 101 Lawrence, Kansas 66044
(Address of Principal Executive Offices, Including Zip Code)	(Address of Principal Executive Offices, Including Zip Code)

(785) 856-5500	(785) 856-5500
(Registrant’s Telephone Number,	(Registrant’s Telephone Number,
Including Area Code)	Including Area Code)

Indicate by check mark whether each of the registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that such registrants were required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether either registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of August 10, 2007, Protection One, Inc. had outstanding 25,306,913 shares of Common Stock, par value $0.01 per share. As of such date, Protection One Alarm Monitoring, Inc. had outstanding 110 shares of Common Stock, par value $0.10 per share, all of which shares were owned by Protection One, Inc.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and the materials incorporated by reference herein include “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995.  Statements that are not historical fact are forward-looking.  These forward-looking statements generally can be identified by, among other things, the use of forward-looking language such as the words “estimate,” “project,” “intend,” “believe,” “expect,” “anticipate,” “may,” “will,” “would,” “should,” “could,” “seeks,” “plans,” “intends,” or other words of similar import or their negatives.  Similarly, statements herein that describe our objectives, plans or goals also are forward-looking statements.  Such statements include those made on matters such as our earnings and financial condition, litigation, accounting matters, our business, our efforts to consolidate and reduce costs, our customer account acquisition strategy and attrition, our liquidity and sources of funding and our capital expenditures.  All forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements.  The forward-looking statements included herein are made only as of the date of this report and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances, except as required by federal securities laws.  Certain factors that could cause actual results to differ include: our history of losses, which are likely to continue; principal and interest payment requirements of and restrictive covenants governing our indebtedness; difficulty in integrating the businesses of Protection One and Integrated Alarm Services Group, Inc. (“IASG”); disruption from our merger with IASG (the “Merger”), including lost business opportunities and difficulty maintaining relationships with employees, customers and suppliers; competition, including competition from companies that are larger than we are and have greater resources than we do; losses of our customers over time and difficulty acquiring new customers; changes in technology that may make our services less attractive or obsolete or require significant expenditures to upgrade; the development of new services or service innovations by our competitors; potential liability for failure to respond adequately to alarm activations; changes in management; the potential for environmental or man-made catastrophes in areas of high customer account concentration; changes in conditions affecting the economy or security alarm monitoring service providers generally; and changes in federal, state or local government or other regulations or standards affecting our operations and insurance coverage.  New factors emerge from time to time, and it is not possible for us to predict all of such factors or the impact of each such factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  For a discussion of these and other risks and uncertainties that could cause actual results to differ materially from those contained in our forward-looking statements, please refer to “Risk Factors” in this Quarterly Report on Form 10Q and in our Annual Report on Form 10-K for the year ended December 31, 2006.

INTRODUCTION

Unless the context otherwise indicates, all references in this report to the “Company,” “Protection One,” “we,” “us” or “our” or similar words are to Protection One, Inc., its direct wholly owned subsidiary, Protection One Alarm Monitoring, Inc. (“POAMI”), and POAMI’s wholly owned subsidiaries.  Protection One’s sole asset is POAMI and POAMI’s wholly owned subsidiaries, and accordingly, there are no separate financial statements for POAMI.  Each of Protection One and POAMI is a Delaware corporation organized in September 1991.

Stockholders and other security holders or buyers of our securities or our other creditors should not assume that material events subsequent to the date of this report have not occurred.

PROTECTION ONE INC. AND SUBSIDIARIES

PART I

ITEM 1.    FINANCIAL STATEMENTS

PROTECTION ONE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except for share and per share amounts)

(Unaudited)

	June 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$29,098	$24,600
Accounts receivable (net of allowance of $10,056 at June 30, 2007 and $7,258 at December 31, 2006)	33,819	29,018
Notes receivable	3,077	—
Inventories, net	6,132	4,553
Prepaid expenses	4,438	3,316
Other	3,691	3,160
Total current assets	80,255	64,647
Restricted cash	3,056	1,900
Property and equipment, net	29,278	22,430
Customer accounts, net	306,246	196,675
Dealer relationships, net	48,296	3,696
Other intangibles, net	3,659	—
Goodwill	35,260	12,160
Trade name	30,812	25,812
Notes receivable, net of current portion	4,350	—
Deferred customer acquisition costs	118,524	105,954
Other	18,610	10,679
Total Assets	$678,346	$443,953

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY IN ASSETS)
Current liabilities:
Current portion of long-term debt and capital leases	$297,672	$3,861
Accounts payable	3,329	3,561
Accrued liabilities	33,982	25,201
Deferred revenue	47,342	37,014
Total current liabilities	382,325	69,637
Long-term debt and capital leases, net of current portion	226,146	391,991
Deferred customer acquisition revenue	70,194	60,781
Deferred tax liability	822	251
Other liabilities	2,965	1,236
Total Liabilities	682,452	523,896
Commitments and contingencies (see Note 9)
Stockholders’ equity (deficiency in assets):
Preferred stock, $.10 par value, 5,000,000 shares authorized	—	—
Common stock, $.01 par value, 150,000,000 shares authorized, 25,306,913 shares issued at June 30, 2007 and 18,239,953 shares issued at December 31, 2006	253	182
Additional paid-in capital	178,664	89,545
Accumulated other comprehensive loss	(310)	(318)
Deficit	(182,713)	(169,352)
Total stockholders’ equity (deficiency in assets)	(4,106)	(79,943)
Total Liabilities and Stockholders’ Equity (Deficiency in Assets)	$678,346	$443,953

The accompanying notes are an integral part of these
condensed consolidated financial statements.

PROTECTION ONE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(Dollars in thousands, except for per share amounts)

(Unaudited)

	Six months ended June 30,
	2007	2006
Revenue:
Monitoring and related services	$145,782	$123,228
Other	16,023	10,598
Total revenue	161,805	133,826

Cost of revenue (exclusive of amortization and depreciation shown below):
Monitoring and related services	44,994	34,808
Other	19,042	13,575
Total cost of revenue (exclusive of amortization and depreciation shown below)	64,036	48,383

Operating expenses:
Selling	22,519	19,585
General and administrative (exclusive of $3.2 million of compensation costs included in recapitalization and corporate consolidation costs in 2006)	37,508	32,137
Merger related severance	2,418	—
Recapitalization and corporate consolidation costs	—	4,472
Amortization and depreciation	26,558	21,448
Total operating expenses	89,003	77,642
Operating income	8,766	7,801
Other expense (income):
Interest expense	23,148	17,502
Interest income	(1,466)	(707)
Other	(45)	11
Total other expense	21,637	16,806
Loss before income taxes	(12,871)	(9,005)
Income tax expense	490	165
Net loss	$(13,361)	$(9,170)

Other comprehensive income, net of tax:
Unrealized gain on interest rate caps	8	623
Comprehensive loss	$(13,353)	$(8,547)

Basic and diluted per share information:
Net loss per common share	$(0.62)	$(0.50)

Weighted average common shares outstanding (in thousands)	21,715	18,226

The accompanying notes are an integral part of these
consolidated financial statements.

PROTECTION ONE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS AND COMPREHENSIVE LOSS

(Dollars in thousands, except for per share amounts)

(Unaudited)

	Three Months Ended June 30,
	2007	2006
Revenue:
Monitoring and related services	$83,689	$61,735
Other	9,432	5,415
Total revenue	93,121	67,150

Cost of revenue (exclusive of amortization and depreciation shown below):
Monitoring and related services	26,213	17,412
Other	10,197	7,113
Total cost of revenue (exclusive of amortization and depreciation shown below)	36,410	24,525

Operating expenses:
Selling	11,402	10,020
General and administrative (exclusive of $3.2 million of compensation costs included in recapitalization and corporate consolidation costs in 2006)	21,460	15,581
Merger related severance	2,418	—
Recapitalization and corporate consolidation costs	—	4,452
Amortization and depreciation	17,037	10,362
Total operating expenses	52,317	40,415
Operating income	4,394	2,210
Other expense (income):
Interest expense	13,251	9,268
Interest income	(1,096)	(432)
Other	(22)	(36)
Total other expense	12,133	8,800
Loss before income taxes	(7,739)	(6,590)
Income tax expense	327	73
Net loss	$(8,066)	$(6,663)

Other comprehensive income, net of tax:
Unrealized gain on interest rate caps	170	392
Comprehensive loss	$(7,896)	$(6,271)

Basic and diluted per share information:
Net loss per common share	$(0.32)	$(0.36)

Weighted average common shares outstanding (in thousands)	25,076	18,240

The accompanying notes are an integral part of these
condensed consolidated financial statements.

As of 7/24/07

PROTECTION ONE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(13,361)	$(9,170)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on sale of assets	(83)	(93)
Amortization and depreciation	26,558	21,448
Amortization of debt costs, discounts and premium	3,386	3,129
Earned discount on notes receivable	(126)	—
Amortization of deferred customer acquisition costs in excess of amortization of deferred revenue	11,244	7,592
Stock based compensation expense	743	872
Deferred income taxes	155	—
Provision for doubtful accounts	1,647	1,480
Other	(45)	(1,385)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, net	(2,577)	1,020
Other assets	1,561	(1,102)
Accounts payable	(1,740)	325
Deferred revenue	4,005	272
Accrued interest	(4,029)	51
Other liabilities	(3,803)	(1,270)
Net cash provided by operating activities	23,535	23,169

Cash flows from investing activities:
Deferred customer acquisition costs	(28,976)	(27,984)
Deferred customer acquisition revenue	14,573	14,990
Purchase of rental equipment	(1,869)	(1,531)
Purchase of property and equipment	(1,886)	(1,937)
Purchases of new accounts	(556)	(27)
Additional investment in restricted cash	—	(300)
Proceeds from disposition of assets and other	444	139
Net cash acquired in merger with IASG	3,142	—
Net cash used in investing activities	(15,128)	(16,650)

Cash flows from financing activities:
Payments on long-term debt and capital leases	(2,115)	(1,339)
Distribution to shareholders	—	(70,490)
Proceeds from borrowings	—	66,767
Debt issue costs	(1,662)	(259)
Stock issue costs	(132)	—
Net cash used in financing activities	(3,909)	(5,321)
Net increase in cash and cash equivalents	4,498	1,198
Cash and cash equivalents:
Beginning of period	24,600	19,893
End of period	$29,098	$21,091

Cash paid for interest	$23,929	$14,337

Cash paid for income taxes	$222	$148

Non-cash investing and financing activity:
Vehicle additions under capital lease	$1,117	$2,087

Refer to Note 2, “IASG Acquisition,” for discussion of non-cash activities related to acquisitions.

The accompanying notes are an integral part of these
condensed consolidated financial statements.

PROTECTION ONE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.     Basis of Consolidation, Interim Financial Information, Recapitalization and Reclassification of Business Segments:

The Company, which is publicly traded, is principally engaged in the business of providing security alarm monitoring services, which include sales, installation and related servicing of security alarm systems for residential and business customers.  The Company also provides monitoring and support services to independent security alarm dealers on a wholesale basis.  On February 17, 2004, the Company’s former majority owner, Westar Industries, Inc., a Delaware corporation, referred to as Westar Industries, a wholly owned subsidiary of Westar Energy, Inc., which together with Westar Industries is referred to as Westar, sold approximately 87% of the issued and outstanding shares of the Company’s common stock, par value $0.01 per share, to POI Acquisition I, Inc., a subsidiary of POI Acquisition, L.L.C. and Quadrangle Master Funding Ltd.  POI Acquisition, L.L.C., Quadrangle Master Funding Ltd and POI Acquisition I, Inc. are entities formed by Quadrangle Capital Partners LP, Quadrangle Select Partners LP, Quadrangle Capital Partners-A LP and Quadrangle Master Funding Ltd, collectively referred to as Quadrangle.  On February 8, 2005, the Company completed a debt-for-equity exchange agreement with Quadrangle that provided for the principal balance outstanding under the Quadrangle credit facility, which Quadrangle acquired in the sale from Westar, to be reduced by $120.0 million in exchange for the issuance to Quadrangle of 16 million shares of the Company’s common stock.  The newly issued shares, together with shares already owned by Quadrangle, resulted in Quadrangle owning approximately 97.3% of the Company’s common stock.

 On May 12, 2006, the Company completed a recapitalization of its balance sheet by increasing its debt in order to pay a cash dividend of $70.5 million, or $3.86 per share, to all holders of record of its common stock on May 8, 2006, including Quadrangle, which owned approximately 97.1% of the outstanding shares of the Company’s common stock at that date. This cash dividend is referred to as the May 2006 dividend.  The payment of the May 2006 dividend was financed, in large part, by the April 2006 financing described in Note 7, “Debt and Capital Leases.”   Approximately $1.2 million of expense paid to third party consultants related to the financing were reflected as recapitalization costs in the second quarter of 2006.

As part of the recapitalization, the Company’s board of directors also approved a cash payment of $4.5 million or $2.89 for each vested and unvested option awarded in February 2005 under the 2004 Stock Option Plan, including to members of senior management.  This payment is referred to as the compensatory make-whole payment.  Approximately $3.2 million of this compensatory make-whole payment related to options that had not yet vested and accordingly this amount plus related taxes was recorded as compensation expense in the second quarter of 2006 and is included in recapitalization and corporate consolidation costs in the Condensed Consolidated Statement of Operations and Comprehensive Loss.  Approximately $1.3 million of the compensatory make-whole payment related to vested options and was recorded to additional paid in capital.  The Company also reduced the exercise price of each vested and unvested option by $0.98.  The Company’s board decided to pay the compensatory make-whole payment and reduce the option exercise price because the payment of the May 2006 dividend decreased the value of the equity interests of holders of options, as these holders were not otherwise entitled to receive the dividend.  Accordingly, the Company’s board awarded the same amount to the option holders, on a per share basis, in the form of the compensatory make-whole payment and the reduced option exercise price.

On December 20, 2006, Protection One, Inc. entered into a merger agreement (the “Merger Agreement”) pursuant to which the Company acquired all of the outstanding common stock of Integrated Alarm Services Group, Inc. (“IASG”) on April 2, 2007 (the “Merger”).  Holders of IASG common stock received 0.29 shares of Protection One, Inc. common stock for each share of IASG common stock held.  Cash was paid in lieu of fractional shares.  Pursuant to the Merger Agreement, IASG was merged into one of the Company’s wholly owned subsidiaries.  IASG financial results subsequent to April 2, 2007 are consolidated with Protection One, Inc. financial results.  Upon consummation of the Merger, Quadrangle’s ownership percentage decreased to 70.0% and former IASG stockholders were issued 27.9% of the Company’s common stock.  See Note 2, “IASG Acquisition,” for additional discussion of the Merger and a pro forma presentation of financial results of the combined entity.

The senior credit facility is subject to an early maturity date of June 30, 2008 if the Senior Subordinated Notes remain outstanding at that time.  Accordingly, the indebtedness outstanding under the senior credit facility is classified and presented as a current liability as of June 30, 2007.  The Company intends to repay or refinance its indebtedness related to the Senior Subordinated Notes or amend the covenants contained in, or obtain a waiver from the lenders party to, the Senior Credit Agreement before June 30, 2008.

Prior to the Merger, the Company organized its operations in two business segments:  Protection One Monitoring, which included Retail and Wholesale operations, and Network Multifamily.  Subsequent to the Merger, the Company segregated its Wholesale operations from its Retail operations and now organizes its operations into three business segments:  Retail, Wholesale and Multifamily.  See Note 10, “Segment Reporting,” for additional information on the operating results of the Company’s segments.

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles, or GAAP, for interim financial information and in accordance with the instructions to Form 10-Q.  Accordingly, certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission, or the SEC, on March 16, 2007.

In the opinion of management of the Company, all adjustments considered necessary for a fair presentation of the financial statements have been included. The results of operations presented for the six and three months ended June 30, 2007 and 2006, are not necessarily indicative of the results to be expected for the full year.

For each of the six and three months ended June 30, 2007 and 2006, the Company had stock options that represented 0.9 million dilutive potential common shares, respectively.  These securities were not included in the computation of diluted earnings per share because to do so would have been antidilutive for each of the periods presented.

2.              IASG Acquisition:

On April 2, 2007, the Company completed its acquisition of IASG.  Pursuant to the terms of the Merger Agreement, each outstanding share of IASG common stock was converted into the right to receive 0.29 shares of the Company’s common stock.  Upon the closing of the Merger, IASG became a wholly owned subsidiary of the Company.

In connection with the Merger, the Company’s common stock was approved for listing on the Nasdaq Global Market LLC and now trades under the symbol “PONE.”

Also in connection with the Merger, POAMI completed an exchange offer (the “Exchange Offer”) for up to $125 million aggregate principal amount of the IASG 12% Senior Secured Notes due 2011 (the “IASG Notes”).  Pursuant to the terms of the Exchange Offer, validly tendered IASG Notes were exchanged for newly issued 12% Senior Secured Notes due 2011 of POAMI (the “Senior Secured Notes”). Of the $125 million aggregate principal amount of IASG Notes outstanding, approximately $115.3 million were tendered for exchange.  In connection with the Exchange Offer, IASG solicited consents for amendments to and waivers of certain provisions under the indenture governing the IASG Notes (the “IASG Indenture”).  Such amendments and waivers were approved and are set forth in the First Supplemental Indenture, dated as of April 2, 2007, among IASG, the guarantors named therein and Wells Fargo Bank, N.A., as trustee (the “Trustee”) (the “Supplemental Indenture”).

Upon the completion of the Exchange Offer, IASG Notes that were not tendered for exchange were redeemed effective as of May 2, 2007.  On April 2, 2007, IASG deposited sufficient funds with the Trustee to redeem the outstanding IASG Notes and thereby satisfied and discharged its and the guarantors’ obligations under the IASG Indenture and the Supplemental Indenture.

With the completion of the Merger, Protection One assumed ownership of Criticom International, which combined with Protection One’s wholesale monitoring provider, CMS, operates under a new name, Criticom Monitoring Services (also known as CMS), and is one of the largest providers of monitoring, financing and business support services to independent security alarm dealers in the United States.

Protection One also remains one of the nation’s largest providers of security alarm monitoring services to residential, commercial and national account customers, which will continue operating under the name Protection One®, as well as the largest provider to the multifamily market, operating under the name Network Multifamily®.  In total, the merged company, which will remain based in Lawrence, Kansas, has 66 branches across the country, six monitoring response centers, and a dedicated disaster recovery center.

The Merger was accounted for using the purchase method of accounting under Financial Accounting Standards Board Statement No. 141 (“FAS 141”), “Business Combinations.”  Under the purchase method of accounting, Protection One is considered the acquirer of IASG for accounting purposes and the total purchase price is allocated to the assets acquired and liabilities assumed from IASG based on their fair values as of April 2, 2007.  Under the purchase method of accounting, the net consideration was approximately $96.5 million, comprised of Protection One common stock of $85.7 million, the assumption of IASG stock options that were converted into Protection One stock options with a value of $2.9 million, and approximately $7.9 million in transaction costs, including investment banker fees, consulting fees and professional fees.

The Company recorded a liability of $1.0 million related to duplicate facilities acquired and expected to be closed in connection with the Merger.  The Company also recorded a liability of $1.0 million related to one-time termination benefits in connection with the Merger as a part of the purchase price allocation.  These one-time termination benefits were paid during the three months ended June 30, 2007.  In addition, the Company recorded $2.4 million of expense during the three months ended June 30, 2007 related to severance and retention payments with future service requirements, of which $0.6 million was paid during the three months ended June 30, 2007.

In connection with the Merger, Protection One issued 7,066,960 shares of its common stock and 713,104 stock options in exchange for the outstanding IASG common stock and IASG stock options, respectively.  The consideration associated with the common stock and stock options was based on $12.125 per share, the average closing price of Protection One common stock for the two trading days immediately prior and subsequent to December 20, 2006, the announcement date of the Merger.

Preliminary Purchase Price Allocation

Under purchase accounting, the total purchase price was allocated to IASG’s net tangible and intangible assets based on their estimated fair values as of April 2, 2007.  The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill.  The following allocation of the purchase price is preliminary and is based on information that was available to management at the time the condensed consolidated financial statements were prepared including a preliminary valuation assessment prepared by a valuation specialist.  Accordingly, the allocation may change as additional information becomes available and the impact of the changes may be material.

Estimated Assets Acquired and Liabilities Assumed as of April 2, 2007

(dollars in thousands)

Current assets	$20,657
Property and equipment	6,925
Customer accounts	129,000	(a)
Dealer relationships	46,000	(a)
Other intangibles	9,000	(b)
Goodwill	23,100
Other assets	14,780
Total assets acquired	$249,462

Current liabilities	$24,765
Long-term debt	125,605	(c)
Other liabilities	2,624
Total liabilities assumed	$152,994

Net assets acquired	$96,468

(a)          Reflects preliminary estimates of the purchase price allocation which may change upon the completion of valuation studies.  In the security industry, transactions involving the sale of customer accounts are frequently valued as a multiple of recurring monthly revenue (RMR).  Customer accounts represent the value of RMR associated with retail (both residential and commercial) customers.   The fair value of IASG’s customer accounts is estimated at a multiple of 30 times residential RMR and 35 times commercial RMR.  At April 2, 2007, IASG had approximately $4.13 million of retail RMR (comprised of approximately $0.96 million of commercial RMR, excluding small business RMR and $3.17 million of residential and small business RMR).    Dealer relationships represent the relationship IASG has with dealers who own customer accounts but contract with IASG to provide monitoring service of their customer accounts.  The fair value of IASG’s dealer relationships is estimated at a multiple of 18 times wholesale RMR which was approximately 2.55 million at April 2, 2007. These estimates are thought to be reasonable based on a review of available data on other transactions involving the sale of retail and wholesale RMR in the security industry.

A one time increase in the multiples used to value these intangibles would result in an increase of $4.13 million to customer accounts and a $2.55 million increase to dealer relationships.  Conversely, a one time decrease in the multiples used would result in a $4.13 million decrease to customer accounts and a $2.55 million decrease to dealer relationships.  The offset to changes to these valuations would generally be goodwill and would also result in changes to the amortization of the respective assets.  Refer to Note 4, “Intangible Assets,” for additional discussion regarding the useful lives.

(b)         Reflects preliminary estimates of the purchase price allocation which may change upon the completion of valuation studies.  Other identified intangibles include estimates of fair values for trade names of $5,000 and non-compete agreements of $4,000.

(c)          The IASG Notes were either exchanged for Senior Secured Notes or redeemed by IASG at the time of the Merger.  The Senior Secured Notes have substantially similar terms to the previously outstanding IASG notes but have amended operating covenants and are secured with a second lien on the assets of the Company.  The estimated fair value of the Senior Secured Notes was determined based on an effective interest rate of 9.5% which was deemed to be reasonable based on the Company’s review of materials provided from outside third parties regarding potential debt offering alternatives.  The valuation was based on the expectation that the Senior Secured Notes will be retired at the earliest call date (November 15, 2008) at a call price at 106% of par value.  At the closing on April 2, 2007, $115.345 million face value of the IASG Notes were exchanged for Senior Secured Notes leaving $9.655 million face value of the IASG Notes which were redeemed May 2, 2007.  The redemption price was approximately $11.9 million which included accrued interest and a make-whole adjustment.  In connection with the redemption of the outstanding IASG Notes, on April 2, 2007, IASG deposited sufficient funds with the Trustee to redeem the outstanding IASG Notes and thereby satisfied and discharged its and the guarantors’ obligations under the IASG Indenture and the Supplemental Indenture.  The table below reflects the exchange, redemption and adjustments to the notes (dollars in thousands):

IASG Notes	$125,000
Notes redeemed	(9,655)
Exchanged notes	115,345
Premium on exchanged notes	10,260
Fair value of exchanged notes	$125,605

Pre-Acquisition Contingencies

The Company has identified and continues to evaluate certain pre-acquisition contingencies, discussed in Note 9, “Commitments and Contingencies,” but has yet to conclude whether the fair values for such contingencies are determinable.

Pro Forma Financial Information

The results of operations of IASG from April 2, 2007 through June 30, 2007 have been included in the Company’s condensed consolidated statement of operations for the quarter ended June 30, 2007. The financial information in the table below summarizes the combined results of operations of the Company and IASG, on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented.  These results have been prepared by adjusting the historical results of the Company to include the historical results of IASG and the impact of the preliminary purchase price allocation discussed above.  The pro forma combined results of operations for the six months ended June 30, 2007 exclude Merger related costs of $3.9 million, which primarily consist of investment banker fees and debt redemption costs incurred by IASG prior to completion of the Merger.

The following pro forma combined results of operations have been provided for illustrative purposes only and do not purport to be indicative of the actual results that would have been achieved by the combined companies for the periods presented or that will be achieved by the combined company in the future.

	Six months ended June 30, 2007	Six months ended June 30, 2006
	(dollars in thousands, except per share amounts)
Pro forma:
Revenue	$185,112	$180,464
Net loss	$(15,481)	$(17,718)
Basic and diluted earnings per share	$(0.61)	$(0.70)

Notes receivable

IASG makes loans to dealers which are collateralized by the dealers’ portfolios of customer monitoring contracts.  Loans to dealers are carried at the lower of the principal amount outstanding or the net realizable value of the portfolio underlying the loan.  Loans are generally considered non-performing if they are 120 days in arrears of contractual terms.  Interest income is not accrued on non-performing loans.  Management periodically evaluates the loan portfolio to assess the collectibility of dealer notes and adequacy of the allowance for loan losses including IASG’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral and current economic conditions.  Loan impairment is identified when a portfolio’s cash flow is materially below the minimum necessary to service the loan.  In most cases, loans will be foreclosed and valued at the lower of cost (loan carrying value) or fair value of customer contracts using recent transaction prices and industry benchmarks.  At June 30, 2007, the Company had outstanding notes receivable of $8.8 million face value and $7.4 million carrying value.  The short-term portion of notes receivable is calculated in accordance with the terms of the agreements.  At the time of the Merger, the Company acquired outstanding notes receivable of $9.1 million face value and has estimated the fair value of these notes receivable at $7.6 million as of April 2, 2007.  The Company had no notes receivable as of December 31, 2006.  As part of the Merger, the Company assumed obligations to provide open lines of credit to dealers, subject to the terms of the agreements with the dealers.  At June 30, 2007, the amount available to dealers under these lines of credit was $2.9 million.

3.     Share-Based Employee Compensation:

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R (“SFAS 123R”), “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. SFAS 123R supersedes the Company’s previous accounting methodology using the intrinsic value method under Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.”

Exclusive of the impact of the modification to the options granted in 2005 discussed in Note 1, “Basis of Consolidation, Interim Financial Information, Recapitalization and Reclassification of Business Segments,” share-based compensation related to stock options granted to employees of approximately $0.8 million, or $0.03 per share (basic and fully diluted), and $0.9 million, or $0.05 per share (basic and fully diluted), was recorded in general and administrative expense for the six months ended June 30, 2007 and 2006, respectively.  Approximately $0.5 million, or $0.02 per share (basic and fully diluted), and $0.3 million, or $0.02 per share (basic and fully diluted), was recorded in general and administrative expense for the three months ended June 30, 2007 and 2006, respectively.  No tax benefit was recorded because the Company does not have taxable income and is currently fully reserving its tax assets.  There were no amounts capitalized relating to share-based employee compensation in the first six months of 2007 or in all of 2006.

On May 7, 2007, an additional 100,000 options were granted under the 2004 Stock Option Plan with an exercise price of $14.50 per share.  The estimated fair value of the options is $9.88 per option and was determined using the Black-Scholes option-pricing model with the assumptions set forth in the table below.  The Company’s historical data, among other factors, were used to estimate the expected price volatility and the expected option life.  The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option.

Options granted May 7, 2007
Expected stock price volatility	73.9%
Risk free interest rate	4.52%
Expected option life	6 years
Expected dividend yield	—

See Note 3, “Share-Based Employee Compensation” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 16, 2007 for a description of the 2004 Stock Option Plan.

Pursuant to the Merger Agreement, options to acquire shares of IASG common stock were converted into options to acquire a number of shares of Protection One, Inc. common stock equal to the number of shares of IASG common stock that were issuable upon exercise of the options multiplied by 0.29, rounded down to the nearest whole share, at an exercise price per share equal to the exercise price per share under the options before the completion of the Merger divided by 0.29, rounded up to the nearest whole cent.

The fair value of the converted options, net of the fair value of unvested options, represents additional purchase consideration. Substantially all outstanding options issued to IASG employees vested prior to the Merger.  A total of 713,104 Protection One options were issued in exchange for 2,459,001 outstanding IASG options.  The fair value of these options was calculated as of December 20, 2006, the announcement date of the Merger, using the Black-Scholes option pricing model.  The Company’s historical data, among other factors, were used to estimate the expected price volatility and the expected option life.  The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option.  The table below reflects the assumption used for each of the exchanged option awards (dollars in thousands, except per share amounts, ratios, number of options and percentages):

Expiration Date	# of options	Exercise Price/ Option	Award Value/ Option	Expected Life (yrs.)	Expected Volatility	Risk-free Rate	Total Fair Value	Intrinsic Value at 6/30/07
July 23, 2013	591,594	$31.90	$4.22	3.28	81.4%	4.55%	$2,497	—
July 24, 2013	13,920	$31.90	$4.22	3.28	81.4%	4.55%	58	—
June 15, 2014	33,785	$19.83	$5.67	3.73	77.2%	4.53%	191	—
April 4, 2015	7,250	$16.76	$6.31	4.13	74.9%	4.52%	46	—
May 2, 2014	725	$12.93	$6.80	3.67	77.2%	4.53%	5	$1
Dec. 31, 2010	580	$19.31	$2.10	2.00	53.3%	4.69%	1	—
April 23, 2009	43,500	$18.10	$1.30	1.16	52.4%	4.85%	57	—
April 23, 2009	21,750	$14.66	$2.07	1.16	52.4%	4.85%	45	$7
Totals	713,104						$2,900	$8

In accordance with Statement of Financial Accounting Standard No. 123R, Share Based Payment, an additional fair value measurement of both the IASG options immediately prior to their conversion into options to acquire Protection One common stock and the Protection One options which replaced the IASG options held by employees was made as of the closing date of the Merger.  The fair value of the Protection One options exceeded the fair value of the IASG options held by employees by approximately $0.2 million and such excess is reflected as compensation expense in the Combined Condensed Statement of Operations.

4.     Intangible Assets:

As discussed in Note 2, “IASG Acquisition,” the Merger was completed on April 2, 2007 and was accounted for as a purchase because the Company acquired all of the assets, liabilities and capital stock of IASG and all of its wholly owned subsidiaries, which resulted in a new basis of accounting for IASG and new values for IASG assets and liabilities.

The following update to the Company’s description of accounting policies regarding intangible assets should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 16, 2007.

In connection with the Merger, the Company recorded approximately $23.1 million of goodwill.  The Company has also recorded intangible assets for Customer Accounts, Dealer Relationships, Trade Name and Other Intangibles acquired in connection with the Merger.  Customer Accounts represents the Company’s investment in retail customers acquired through purchase, which are being amortized using an accelerated amortization method, primarily 150% declining balance over 9 years.  Dealer Relationships is the result of the Company’s arrangement to provide alarm monitoring services to customers of independent alarm dealers and acquisition of such relationships from other monitoring companies.  The Company amortizes the cost of Dealer Relationships using an accelerated amortization method, primarily 150% declining balance over 15 years.  Other Intangibles represents non-compete agreements that are being amortized over their remaining lives ranging from 1 to 3 years.  Amounts recorded for goodwill and trade name have indefinite lives and are not subject to amortization.  Goodwill and trade name acquired in the Merger have been preliminarily allocated to the Company’s Wholesale segment, and goodwill is not expected to be deductible for income tax purposes.

A roll-forward of the Company’s unamortizable intangible assets is presented by segment and in total in the following table (dollars in thousands):

	Retail	Wholesale (a)	Multifamily	Total Company
Goodwill (b)
January 1, 2007	$6,142	$1,288	$4,730	$12,160
Additions	—	23,100	—	23,100
June 30, 2007	$6,142	$24,388	4,730	$35,260

Trade Name
January 1, 2007	$22,987	$—	$2,825	$25,812
Additions	—	5,000	—	5,000
June 30, 2007	$22,987	$5,000	2,825	$30,812

(a)          Preliminary estimates of the amount ascribed to goodwill and trade name acquired in the Merger are currently reflected in the Wholesale segment and are subject to change upon completion of valuation studies.  See Note 2, “IASG Acquisition,” for additional information.

(b)         The January 1, 2007 Goodwill amount for the new Retail and Wholesale segments was previously reflected as Goodwill in the former Protection One Monitoring segment.  See discussion related to the change in the Company’s segment reporting in Note 10, “Segment Reporting.”

A roll-forward of the Company’s amortizable intangible assets is presented by segment and in total in the following table (dollars in thousands):

	Retail	Wholesale	Multifamily	Total Company
Customer Accounts
Total customer accounts at January 1, 2007	$254,729	$—	$51,872	$306,601
Additions from Merger (a)	129,000	—	—	129,000
Other additions	556	—	—	556
Accumulated amortization at June 30, 2007	(110,493)	—	(19,418)	(129,911)
Net customer accounts at June 30, 2007	$273,792	$—	$32,454	$306,246

Dealer Relationships (b)
Total dealer relationships at January 1, 2007	$—	$5,616	$—	$5,616
Additions from Merger (a)	—	46,000	—	46,000
Accumulated amortization at June 30, 2007	—	(3,320)	—	(3,320)
Net dealer relationships at June 30, 2007	$—	$48,296	$—	$48,296

Other Intangibles
Total other intangibles at January 1, 2007	$—	$—	$—	$—
Additions from Merger (a)	2,300	1,700	—	4,000
Accumulated amortization at June 30, 2007	(179)	(162)	—	(341)
Net other intangibles at June 30, 2007	$2,121	$1,538	$—	$3,659

(a)          Preliminary estimates of the amount ascribed to intangible assets acquired in the Merger are subject to change upon completion of valuation studies.  See Note 2, “IASG Acquisition,” for additional information.

(b)         The January 1, 2007 Dealer Relationships balance was previously included as part of Customer Accounts in the former Protection One Alarm Monitoring segment.  See discussion related to the change in the Company’s segment reporting in Note 10, “Segment Reporting.”

Amortization expense was $21.7 million and $16.3 million for the six months ended June 30, 2007 and 2006, respectively, and $14.3 million and $8.1 million for the three months ended June 30, 2007 and 2006, respectively.  The table below reflects the estimated aggregate amortization expense for the remainder of 2007 and each of the four succeeding fiscal years on the existing base of amortizable intangible assets as of June 30, 2007:

	2007	2008	2009	2010	2011
	(dollars in thousands)
Estimated amortization expense	$28,893	$53,794	$48,808	$44,764	$43,689

5.    Property and Equipment:

The following reflects the Company’s carrying value in property and equipment as of the following periods (in thousands):

	June 30, 2007	December 31, 2006
Furniture, fixtures and equipment	$5,226	$4,685
Data processing and telecommunication	33,767	26,576
Leasehold improvements	3,341	3,102
Vehicles	6,902	7,290
Vehicles under capital leases	4,378	3,261
Buildings and other	6,244	5,583
Rental equipment	5,418	3,549
	65,276	54,046
Less accumulated depreciation	(35,998)	(31,616)
Property and equipment, net	$29,278	$22,430

Depreciation expense was $4.9 million and $5.2 million for the six months ended June 30, 2007 and 2006, respectively, and was $2.7 million and $2.2 million for the three months ended June 30, 2007 and 2006, respectively.

Fixed Assets under Operating Leases

Rental equipment is comprised of commercial security equipment that does not require monitoring services by the Company and is leased to customers, typically over a 5-year initial lease term.  Accumulated depreciation of approximately $0.6 million and $0.3 million has been recorded on these assets as of June 30, 2007 and December 31, 2006, respectively.  The following is a schedule by year of minimum future rentals on non-cancelable operating leases as of June 30, 2007 (dollars in thousands):

Remainder of 2007	$443
2008	885
2009	885
2010	866
2011	472
2012	55
Total minimum future rentals	$3,606

6.     Accrued Liabilities:

The following reflects the components of accrued liabilities as of the periods indicated (dollars in thousands):

	June 30, 2007	December 31, 2006
Accrued interest	$7,041	$5,452
Accrued vacation pay	4,788	3,504
Accrued salaries, bonuses and employee benefits	7,689	6,103
Other accrued liabilities	14,464	10,142
Total accrued liabilities	$33,982	$25,201

7.     Debt and Capital Leases:

Long-term debt and the fixed or weighted average interest rates and capital leases are as follows (dollars in thousands):

	June 30, 2007	December 31, 2006
Senior credit facility, maturing March 31, 2012, variable 7.59% (a)	$296,250	$297,750
Senior secured notes, maturing November 2011, fixed 12.00% (c), face value	115,345	—
Unamortized premium on senior secured notes (d)	9,779	—
Senior subordinated notes, maturing January 2009, fixed 8.125%, face value	110,340	110,340
Unamortized discount on senior subordinated notes (b)	(11,866)	(14,997)
Capital leases	3,970	2,759
	523,818	395,852
Less current portion (including $1,422 and $861 in capital leases as of June 30, 2007 and December 31, 2006, respectively)	(297,672)	(3,861)
Total long-term debt and capital leases	$226,146	$391,991

(a)          Represents the weighted average annual interest rate before fees at June 30, 2007.  At December 31, 2006, the weighted average annual interest rate before fees was 7.86%.  See “Senior Credit Facility” below, for additional discussion regarding an amendment in April 2006 in connection with additional financing under the senior credit facility, including a change in the maturity date of the term loan to March 31, 2012 from April 18, 2011 and a reduction in the applicable margin.  In the first quarter of 2007, the Company entered into the first amendment to the amended and restated Senior Credit Agreement which further reduced the applicable margin by 0.25% to 1.25% for base rate borrowing and 2.25% for Eurodollar borrowing.  The senior credit facility is secured by substantially all assets of the Company and requires quarterly principal payments of $0.75 million.  The senior credit facility has been classified as short-term as of June 30, 2007.  See “Senior Credit Facility” below for additional information related to the short-term classification.

(b)         See “Valuation of Debt” below regarding the discount amount associated with the debt instruments.  The effective rate to the Company due to the accretion of debt discounts is approximately 15.9% on the senior subordinated notes.

(c)          See “Exchanged Notes” below regarding transactions by which IASG notes were exchanged for POAMI notes and subsequently registered with the SEC.

(d)         See Note 2, “IASG Acquisition,” for additional information related to the premium on exchanged notes.

Valuation of Debt

As discussed in Note 1, “Basis of Consolidation, Interim Financial Information, Recapitalization and Reclassification of Business Segments,” because Quadrangle acquired substantially all of the Company’s common stock, a new basis of accounting was established at February 8, 2005, and a new value for the Company’s 8.125% senior subordinated notes due 2009 was determined based on its estimated fair market value.  The discount is being amortized using the effective interest rate method over the remaining life of the debt.

Senior Credit Facility

On April 26, 2006, the Company entered into an amended and restated senior credit agreement (“Senior Credit Agreement”) increasing the outstanding term loan borrowings by approximately $66.8 million to $300.0 million.  The applicable margin with respect to the amended term loan was reduced by 0.50% to 1.50% for a base rate borrowing and 2.50% for a Eurodollar borrowing.  In the first quarter of 2007 the applicable margin was further reduced by 0.25% to 1.25% for base rate borrowing and 2.25% for Eurodollar borrowing.  Depending on the Company’s leverage ratio at the time of borrowing, the applicable margin with respect to a revolving loan may range from 1.25% to 2.25% for a base rate borrowing and 2.25% to 3.25% for a Eurodollar borrowing.  The incremental proceeds from the amended term loan, together with approximately $10 million of excess cash were used to make an aggregate special cash distribution in May 2006 of approximately $75 million, including a dividend to holders of the Company’s common stock and to make related payments to members of management of the Company who hold options for the Company’s common stock.  The senior credit facility continues to include a $25.0 million revolving credit facility, of which approximately $22.9 million remains available as of August 10, 2007 after reducing total availability by approximately $2.1 million for an outstanding letter of credit.  The revolving credit facility matures in 2010 and the term loan matures March 31, 2012, subject to earlier maturity if the Company does not refinance its 8.125% senior subordinated notes due 2009 (the “Senior Subordinated Notes”) before June 30, 2008.  The senior credit facility is subject to an early maturity date of June 30, 2008 if the Senior Subordinated Notes remain outstanding at that time.  Accordingly indebtedness outstanding under the senior credit facility is classified and presented as a current liability as of June 30, 2007.  The Company intends to repay or refinance its indebtedness related to the Senior Subordinated Notes or amend the covenants contained in, or obtain a waiver from the lenders party to, the Senior Credit Agreement before June 30, 2008.

The Senior Credit Agreement required the Company to enter into a hedge agreement to provide interest rate protection on at least $70.0 million of the term loans for not less than two years.  The hedging requirement under the amended and restated Senior Credit Agreement did not change.  To satisfy this requirement and to further limit its exposure to interest rate risk on the variable rate Senior Credit Facility, the Company entered into two separate interest rate cap agreements in May 2005 for a one-time aggregate cost of approximately $0.9 million.  The Company’s objective is to protect against increases in interest expense caused by fluctuation in the LIBOR interest rate.  One interest rate cap provides protection on $75 million of the Company’s long term debt over a five-year period ending May 24, 2010 if LIBOR exceeds 6%.  A second interest rate cap provides protection on $75 million of the Company’s long term debt over a three-year period ending May 23, 2008 if LIBOR exceeds 5%.

The unamortized cost of the cap agreements was $0.7 million and $0.8 million at June 30, 2007 and December 31, 2006, respectively.  The fair market value of the cap agreements was $0.4 million and $0.5 million at June 30, 2007 and December 31, 2006, respectively, which is included in other assets.  The loss resulting from the fair market value adjustment is reflected as accumulated other comprehensive loss in the condensed consolidated balance sheet and as an unrealized other comprehensive gain (loss) in the condensed consolidated statement of operations and other comprehensive loss.  The Company amortizes the costs of the interest rate caps to interest expense over the respective lives of the agreements.  In the first six months of 2007, the Company amortized approximately $112,000 to interest expense and was entitled to receive approximately $137,000 as a result of the cap agreements for a net reduction to interest expense of approximately $25,000.  In the first six months of 2006, the Company amortized approximately $17,000 to interest expense and was entitled to receive approximately $15,300 as a result of the cap agreements for a net to interest expense of approximately $1,800.  There was no ineffectiveness in the hedging relationship of the interest rate caps.

On March 13, 2007, the Company, the lenders party thereto and Bear Stearns Corporate Lending Inc., as administrative agent, entered into the First Amendment (the “Senior Credit Agreement Amendment”) to the Senior Credit Agreement.  Pursuant to the Senior Credit Agreement Amendment, the lenders, among other things, consented to: (1) the consummation of the Merger, (2) the issuance by the Company of the Senior Secured Notes, (3) the guarantee by IASG and its subsidiaries of the Company’s obligations under the Senior Credit Agreement, (4) the guarantee and granting of second priority security interests by Protection One, Inc. and its subsidiaries to the holders of the Senior Secured Notes, (5) the adjustment of certain financial covenants contained in the Senior Credit Agreement and (6) the amendment of certain negative covenants contained in the Senior Credit Agreement in order to reflect the increased size of the loan parties and activities of IASG.  The Senior Credit Agreement Amendment also reduced the applicable margin with respect to term loans under the Senior Credit Agreement by 0.25% to 1.25% for a base rate borrowing and 2.25% for a Eurodollar borrowing.  Furthermore, pursuant to the Senior Credit Agreement Amendment, the Company may request the establishment of one or more new term loan commitments in an aggregate amount of up to $50 million, provided that the administrative agent may decline to arrange such new term loan commitments and any lender may decline to provide such new term loan commitments.

Exchanged Notes

On April 2, 2007, POAMI completed the Exchange Offer for up to $125 million aggregate principal amount of the IASG Notes.   Pursuant to the terms of the Exchange Offer, validly tendered IASG Notes were exchanged for the Senior Secured Notes.  Of the $125 million aggregate principal amount of IASG Notes outstanding, approximately $115.3 million were tendered for exchange.   Upon the completion of the Exchange Offer, approximately $9.7 million principal amount of IASG Notes was redeemed effective as of May 2, 2007.  The redemption price was approximately $11.9 million, including accrued interest and a make-whole adjustment.  Also in connection with the Exchange Offer, IASG solicited consents for amendments to and waivers of certain provisions under the IASG Indenture.  Such amendments and waivers were approved and set forth in the Supplemental Indenture, among IASG, the guarantors named therein and the Trustee.  In connection with the redemption of the outstanding IASG Notes, on April 2, 2007, IASG deposited sufficient funds with the Trustee to redeem the outstanding IASG notes and thereby satisfied and discharged its and the guarantors’ obligations under the IASG Indenture and the Supplemental Indenture.

The Senior Secured Notes, which rank equally with POAMI’s existing and future senior secured indebtedness and any indebtedness incurred under the senior credit facility, are jointly and severally guaranteed by Protection One, Inc. and its subsidiaries and secured by second priority liens granted to the Trustee for the benefit of the holders of the Senior Secured Notes on substantially all of Protection One, Inc.’s and its subsidiaries’ tangible and intangible property.

The Senior Secured Notes mature on November 15, 2011, the same date as the IASG Notes.  The Senior Secured Notes initially bore interest at the rate of 13% per annum, payable semiannually on May 15 and November 15 of each year, commencing on May 15, 2007.  Pursuant to the terms of a Registration Rights Agreement entered into at the time the Senior Secured Notes were issued, following the consummation of a registered exchange offer pursuant to which the Senior Secured Notes were exchanged for notes that were registered with the SEC, the Senior Secured Notes bear interest at the rate of 12% per annum.  POAMI completed the registered exchange offer pursuant to the Registration Rights Agreement on June 12, 2007.

The Company may redeem the Senior Secured Notes at any time prior to November 15, 2008 at its option, in whole or in part, at a redemption price equal to the greater of: 100% of the principal amount of the Senior Secured Notes being redeemed or the sum of the present values of the remaining scheduled payments to November 15, 2008 of principal and interest on the Senior Secured Notes being redeemed on the redemption date (not including any portion of any payments of interest accrued to the redemption date) discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at a discount rate equal to the treasury rate plus 50 basis points.  The Company may also redeem the Senior Secured Notes at any time on and after November 15, 2008, in whole or in part, at certain specified redemption prices, plus accrued and unpaid interest and additional interest, if any, to the date of the redemption.

In addition, before November 15, 2007, the Company may redeem up to 35% of the original aggregate principal amount of the Senior Secured Notes, so long as 65% of the original aggregate principal amount of the Senior Secured Notes remains outstanding, at a redemption price equal to 112% of their aggregate principal amount with the cash proceeds from certain equity offerings.

Upon the occurrence of certain change of control events, each holder of Senior Secured Notes will have the right to require the Company to repurchase all or any part of that holder’s Senior Secured Notes for a cash payment equal to 101% of the aggregate principal amount of the Senior Secured Notes repurchased plus accrued and unpaid interest and additional interest, if any, to the date of purchase, subject to certain restrictions in the Company’s Senior Credit Agreement.

The indenture governing the Senior Secured Notes contains covenants which restrict the Company’s ability and the ability of the guarantors (subject to certain exceptions) to, among other things:  borrow additional money; pay dividends on or redeem capital stock, or make other restricted payments or investments; sell assets; merge or consolidate with any other person; effect a consolidation or merger; or enter into affiliated transactions.

Capital Leases

Beginning in 2006, the Company has acquired vehicles under a capital lease arrangement whereby it leases vehicles over a 4-year lease term.  Accumulated depreciation on these assets as of June 30, 2007 and December 31, 2006 was approximately $878,000 and $423,000, respectively.  The following is a schedule of future minimum lease payments under capital leases together with the present value of net minimum lease payments as of June 30, 2007 (dollars in thousands):

Remainder of 2007	$847
2008	1,570
2009	1,432
2010	778
2011	92
Total minimum lease payments	4,719
Less: Estimated executory costs	(338)
Net minimum lease payments	4,381
Less: Amount representing interest	(411)
Present value of net minimum lease payments (a)	$3,970

(a)  Reflected in the condensed consolidated balance sheet as current and non-current obligations under debt and capital leases of $1,422 and $2,548, respectively.

Debt Covenants

The indentures relating to the Senior Subordinated Notes, the Senior Secured Notes and the Senior Credit Agreement contain certain covenants and restrictions, including with respect to the Company’s ability to incur debt and pay dividends, based on earnings before interest, taxes, depreciation, and amortization, or EBITDA.    The definition of EBITDA varies between each of the indentures and the amended and restated Senior Credit Agreement.  EBITDA is generally derived by adding to income (loss) before income taxes, the sum of interest expense, depreciation and amortization expense, including amortization of deferred customer acquisition costs less amortization of deferred customer acquisition revenue.  However, under the varying definitions, additional adjustments are sometimes required.

The Company’s amended and restated Senior Credit Agreement and the indentures relating to its Senior Subordinated Notes and to its Senior Secured Notes contain the financial covenants and current tests, respectively, summarized below:

Debt Instrument	Financial Covenant and Current Test
Senior credit facility

Consolidated total debt on last day of period/ consolidated EBITDA for most recent four fiscal quarters—less than 6.0 to 1.0 and
Consolidated EBITDA for most recent four fiscal quarters/consolidated interest expense for most recent four fiscal quarters—greater than 1.75 to 1.0

Senior Secured Notes	Current fiscal quarter EBITDA/current fiscal quarter interest expense—greater than 2.25 to 1.0
Senior Subordinated Notes	Current fiscal quarter EBITDA/current fiscal quarter interest expense—greater than 2.25 to 1.0

At June 30, 2007, the Company was in compliance with the financial covenants and other maintenance tests of each of these debt instruments.  The interest coverage ratio tests under the indentures are incurrence based tests (not maintenance tests), and the Company cannot be deemed to be in default solely due to failure to meet the interest coverage ratio tests under the indentures.  Failure to meet the interest coverage ratio tests could result in restrictions on the Company’s ability to incur additional ratio indebtedness; however, the Company may borrow additional funds under other permitted indebtedness provisions of the indentures, including all amounts currently available under the revolving credit facility.

8.  Related Party Transactions:

Quadrangle Management Agreements

On April 18, 2005, the Company entered into management agreements with each of Quadrangle Advisors LLC (“QA”) and Quadrangle Debt Recovery Advisors LLC (“QDRA,” and together with QA, the “Advisors”), pursuant to which the Advisors, affiliates of Quadrangle, provided business and financial advisory and consulting services to the Company in exchange for annual fees of $1.0 million (in the case of QA) and $0.5 million (in the case of QDRA), payable in advance in quarterly installments.  The Quadrangle management agreements also provided that when and if the Advisors advised or consulted with the Company’s board of directors or senior executive officers with respect to an acquisition by the Company, divesture (if the Company did not engage a financial advisor with respect to such divesture) or financing transaction, they could require the Company to pay additional fees in connection with any such transaction in an amount not to exceed 0.667% (in the case of QA) and 0.333% (in the case of QDRA) of the aggregate value of such transaction.  The Quadrangle management agreements were terminated as of April 2, 2007 in connection with the completion of the Merger.  The Company’s board of directors concluded that it was in the best interests of the Company to terminate these arrangements with the Advisors upon completion of the Merger due, in part, to Quadrangle’s ownership interest in the Company decreasing to 70.0% from 97.1% and eliminating the Advisors’ role providing business and financial advisory and consulting services to the Company.

The Company paid the Advisors aggregate management fees of $2.7 million and $0.8 million in the first six months of 2007 and 2006, respectively, and approximately $2.3 million and $0.4 million in the three months ended June 30, 2007 and 2006, respectively, pursuant to the terms of the management agreements.  For the three and six months ended June 30, 2007, the amounts included $375,000 in connection with the termination of the management agreements, representing the second quarterly installments of the 2007 annual fees due to the Advisors under the management agreements, and approximately $1.9 million for services rendered in connection with the Merger, or 1% of the aggregate value of the Merger.   The $1.9 million fee was capitalized as a direct cost of the Merger.  See Note 2, “IASG Acquisition,” for additional information related to transaction fees included in the net consideration for the Merger.

Board of Directors and Amended Bylaws

Pursuant to an amendment and restatement of the stockholders agreement entered into upon consummation of the Merger, the board of directors of the combined company is to be comprised of nine directors (which may be increased to eleven in certain circumstances) and, subject to the maintenance of a certain threshold of ownership in the Company, POI Acquisition L.L.C. will be able to direct the election of three of our directors (which number may be increased to five under certain circumstances) and Quadrangle Master Funding Ltd. will be able to direct the election of two of our directors.

Registration Rights Agreement

As a condition to the consummation of the debt-for-equity exchange, the Company entered into a registration rights agreement with POI Acquisition, L.L.C. and Quadrangle Master Funding Ltd.  The registration rights agreement provides, among other things, that the Company will register, upon notice, shares of its common stock owned by such parties.  Under the registration rights agreement, POI Acquisition, L.L.C. is permitted up to four demand registrations and Quadrangle Master Funding Ltd is permitted up to four demand registrations, subject to certain conditions described in the agreement.  POI Acquisition, L.L.C. and Quadrangle Master Funding Ltd also received piggyback registration rights whereby they shall have the opportunity to register their securities pursuant to any registration statement the Company may file in the future, subject to certain conditions.  The Company is also obligated to pay certain of their expenses pursuant to the registration of their securities under the registration rights agreement.

9.       Commitments and Contingencies:

The Company is a defendant in a number of pending legal proceedings incidental to its operations.  Except as discussed below, the Company does not expect the outcome of these proceedings, either individually or in the aggregate, to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

Security Response Network and Homesafe Security Arbitration

The Company was a defendant in an arbitration proceeding brought by two former Protection One dealers, Security Response Network and Homesafe Security, Inc. and the owner of these companies, Mr. Ira Beer.  Mr. Beer alleged breach of contract, improper calculation of holdback amounts, and other causes of action.  On February 16, 2007, the arbitrator rendered a tentative arbitration award, awarding the plaintiffs damages for approximately 50 customer accounts purportedly sold to the Company by plaintiffs, plus interest, plaintiffs’ costs and reasonable attorney fees.  On April 25, 2007, the arbitrator rendered an award in favor of the claimants and on May 1, 2007 the Company paid the claimants $292,231 in full satisfaction of the arbitration award, bringing final resolution to the matter.

Scardino Litigation

On April 17, 2006, the Company was named a defendant in a litigation proceeding brought by Frank and Anne Scardino arising out of a June 2005 fire at their home in Villanova, Pennsylvania (Frank and Anne Scardino v. Eagle Systems, Inc., Eagle Monitoring, Inc. and Protection One Alarm Monitoring, Inc. d/b/a Dynawatch, Delaware County, Pennsylvania Court of Common Pleas, Cause No. 06-4485). The complaint alleges that the defendants failed to provide contracted fire detection and monitoring services, breaching their contractual and warranty obligations in violation of Pennsylvania Unfair Trade Practices and Consumer Protection Law, resulting in alleged damages to plaintiffs in excess of $3.0 million.  Under the Unfair Trade Practices and Consumer Protection Law, claimants may be entitled to seek treble damages, attorneys’ fees and costs.  The complaint also asserted claims based on alleged negligence and gross negligence; however, the Company’s preliminary objections to these counts were granted by the court, and these claims were accordingly dismissed.

The Company has notified its liability insurance carriers of the claim and has answered the remaining counts.  Discovery has commenced in the matter, and the parties have exchanged documents.  The Company has also sought discovery from various third parties.  Deposition of these third parties is underway.

The Company does not believe that it breached its contractual obligations or otherwise violated its duties in connection with this matter.  In the opinion of management, the final outcome of such litigation is not expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

Few Litigation

On June 26, 2006, Thomas J. Few, Sr., the former president of IASG, initiated litigation against IASG in connection with his employment, seeking a monetary award for amounts allegedly due to him under an employment agreement.  The claim was filed in the Superior Court of New Jersey, in the Bergen County Law Division.  (Thomas J. Few, Sr. v. Integrated Alarm Service Group, Inc., Superior Court of the State of New Jersey, Bergen County Division, Docket No. BER-L-4573-06.)  Mr. Few alleged that he was owed up to 36 months of pay as well as an amount representing accrued but unused vacation as a result of his resignation following the alleged breach of the employment agreement.  IASG denies various allegations in the complaint and has asserted various affirmative defenses and counterclaims against Mr. Few, including breach of the terms of his employment agreement, violation of various restrictive covenants and breach of fiduciary duty.

Discovery proceedings are underway as ordered by the Bergen County Law Division.  The plaintiff died on July 18, 2007.  It is not yet clear what impact, if any, the plaintiff’s death will have on the pending litigation.

The Company does not believe that IASG breached its contractual obligations or otherwise violated its duties in connection with this matter and intends to vigorously defend the matter.  In the opinion of management, the final outcome of such litigation is not expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

By the Carat, Inc. Litigation

On April 30, 2007, IASG and its subsidiaries Criticom International Corporation and Monital Signal Corporation were served in a lawsuit brought by By the Carat, Inc. and John P. Humbert, Jr. and his wife, Valery Humbert, its owners, in connection with a December 2004 armed robbery of their jewelry business.  (By the Carat, Inc., John P. Humbert, Jr. and Valery Humbert v. Knightwatch Security Systems, Criticom International Corporation, Monital Signal Corporation, Integrated Alarm Services Group, Inc., et al, Superior Court of New Jersey, Monmouth County Law Division, Docket No.: MON-L-5830-06). The complaint seeks unspecified damages for alleged bodily injury and property losses based on various causes of action including breach of contract, breach of the covenant of good faith and fair dealing, consumer fraud, intentional and negligent infliction of emotional distress, breach of warranty and gross negligence.

The Company has notified its insurance carriers of the matter and has engaged counsel to defend the Company.  The Company has filed a motion seeking to dismiss all claims, other than the breach of contract claim.  Among other things, the motion asserts that the non-contract claims must be dismissed unless the plaintiff can show that the Company owed a duty independent of the contract.  Further, the motion asserts that the plaintiffs’ claims of intentional infliction of emotional distress are barred by the applicable statute of limitations.

In the opinion of management, the final outcome of such litigation is not expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

General Claims and Disputes

The Company is a party to claims and matters of litigation incidental to the normal course of its business.  Additionally, the Company receives notices of consumer complaints filed with various state agencies.  The Company has developed a dispute resolution process for addressing these administrative complaints.  The ultimate outcome of such matters cannot presently be determined; however, in the opinion of management, the resolution of such matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

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

10.     Segment Reporting:

Prior to the Merger, the Company managed its operations in two business segments:  Protection One Monitoring, which included retail and wholesale operations, and Network Multifamily.  Subsequent to the Merger, the Company segregated its Wholesale operations from its retail operations and now organizes its operations into three business segments:  Retail, Wholesale and Multifamily.  The Company’s operating segments are defined as components for which separate financial information is available that is evaluated regularly by the chief operating decision maker.  The operating segments are managed separately because each operating segment represents a strategic business unit that serves different markets.  All of Protection One’s reportable segments operate in the United States of America.

The Company’s Retail segment provides security alarm monitoring services, which include sales, installation and related servicing of security alarm systems for residential and business customers.  The Company’s Wholesale segment provides monitoring, financing and business support services to independent security alarm dealers.  The Company’s Multifamily segment provides security alarm services to apartments, condominiums and other multi-family dwellings.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.  The Company manages its business segments based on earnings before interest, income taxes, depreciation, amortization (including amortization of deferred customer acquisition costs and revenue) and other items, referred to as Adjusted EBITDA.

Reportable segments (dollars in thousands):

	Six months ended June 30, 2007
	Retail	Wholesale	Multifamily	Adjustments(1)	Consolidated
Revenue	$131,309	$14,037	$16,459	$—	$161,805
Adjusted EBITDA(2)	38,634	3,607	7,488	—	49,729
Amortization and depreciation expense	21,391	2,000	3,167	—	26,558
Amortization of deferred costs in excess of amortization of deferred revenue	10,502	—	742	—	11,244
Segment assets	550,718	95,353	59,140	(26,865)	678,346
Property additions, exclusive of rental equipment	2,528	228	247	—	3,003
Investment in new accounts and rental equipment, net	15,372	—	1,456	—	16,828

	Six months ended June 30, 2006
	Retail	Wholesale	Multifamily	Adjustments (1)	Consolidated
Revenue	$110,974	$5,412	$17,440	$—	$133,826
Adjusted EBITDA(2)	32,173	1,269	8,743	—	42,185
Amortization and depreciation expense	17,816	400	3,232	—	21,448
Amortization of deferred costs in excess of amortization of deferred revenue	7,194	—	398	—	7,592
Recapitalization and corporate consolidation costs	4,452	—	20	—	4,472
Segment assets	378,015	8,479	61,619	(10,285)	437,828
Property additions, exclusive of rental equipment	3,661	48	109	—	3,818
Investment in new accounts and rental equipment, net	14,124	—	428	—	14,552

	Three months ended June 30, 2007
	Retail	Wholesale	Multifamily	Consolidated
Revenue	$73,738	$11,090	$8,293	$93,121
Adjusted EBITDA(2)	23,302	2,607	3,610	29,519
Amortization and depreciation expense	13,626	1,823	1,588	17,037
Amortization of deferred costs in excess of amortization of deferred revenue	4,773	—	425	5,198
Property additions, exclusive of rental equipment	1,561	228	4	1,793
Investment in new accounts and rental equipment, net	8,379	—	816	9,195

	Three months ended June 30, 2006
	Retail	Wholesale	Multifamily	Consolidated
Revenue	$55,924	$2,703	$8,523	$67,150
Adjusted EBITDA(2)	16,771	610	4,044	21,425
Amortization and depreciation expense	8,548	199	1,615	10,362
Amortization of deferred costs in excess of amortization of deferred revenue	3,846	—	215	4,061
Recapitalization costs	4,452	—	—	4,452
Property additions, exclusive of rental equipment	1,647	38	23	1,708
Investment in new accounts and rental equipment, net	7,563	—	386	7,949

(1) Adjustment to eliminate inter-segment accounts receivable.

(2) Adjusted EBITDA is used by management in evaluating segment performance and allocating resources, and management believes it is used by many analysts following the security industry.  This information should not be considered as an alternative to any measure of performance as promulgated under accounting principles generally accepted in the United States of America, such as loss before income taxes or cash flow from operations.  Items excluded from Adjusted EBITDA are significant components in understanding and assessing the consolidated financial performance of the Company.  See the table below for the reconciliation of Adjusted EBITDA to consolidated loss before income taxes. The Company’s calculation of Adjusted EBITDA may be different from the calculation used by other companies and comparability may be limited. Management believes that presentation of a non-GAAP financial measure such as Adjusted EBITDA is useful because it allows investors and management to evaluate and compare the Company’s operating results from period to period in a meaningful and consistent manner in addition to standard GAAP financial measures.

Reconciliation of loss before income taxes to adjusted EBITDA (dollars in thousands):

	Consolidated
	Six Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006
Loss before income taxes	$(12,871)	$(9,005)	$(7,739)	$(6,590)
Plus:
Interest expense, net	21,682	16,795	12,155	8,836
Amortization and depreciation expense	26,558	21,448	17,037	10,362
Amortization of deferred costs in excess of amortization of deferred revenue	11,244	7,592	5,198	4,061
Stock based compensation expense	743	872	472	340
Merger related severance	2,418	—	2,418	—
Recapitalization and corporate consolidation costs	—	4,472	—	4,452
Less:
Other (income) expense	(45)	11	(22)	(36)
Adjusted EBITDA	$49,729	$42,185	29,519	$21,425

11.  Income Taxes:

The Company recorded tax expense of approximately $0.5 million and $0.2 million for the six months ended June 30, 2007 and 2006, respectively, and $0.3 and $0.1 million for the three months ended June 30, 2007 and 2006, respectively, related to state income taxes.

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

In June 2006, the FASB issued FASB Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.”  This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements.  The interpretation prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For the benefits of a tax position taken to be recognized, the tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.  This interpretation is effective for fiscal years beginning after December 15, 2006.    The cumulative effect, if any, of applying FIN 48 is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption.  The Company’s adoption of this statement on January 1, 2007 did not have any impact on its consolidated financial statements.

The Company is subject to U.S. Federal income tax as well as income tax of multiple state jurisdictions.  For periods prior to February 17, 2004, the Company’s federal income tax return was included as part of a consolidated income tax return of its then parent company, Westar Energy, Inc.  The Company’s federal income tax returns for the periods after February 17, 2004 remain open to examination by the Internal Revenue Service.

12.  Summarized Combined Financial Information of the Subsidiary Guarantors of Debt:

Protection One Alarm Monitoring, Inc., a wholly owned subsidiary of Protection One, Inc., has debt securities outstanding (see Note 7, “Debt and Capital Leases”) that are fully and unconditionally guaranteed by Protection One, Inc. and wholly owned subsidiaries of Protection One Alarm Monitoring, Inc.  The following tables present condensed consolidating financial information for Protection One, Inc., Protection One Alarm Monitoring, Inc., and all other subsidiaries.  Condensed financial information for Protection One, Inc. and Protection One Alarm Monitoring, Inc. on a stand-alone basis is presented using the equity method of accounting for subsidiaries in which they own or control twenty percent or more of the voting shares.

Condensed Consolidating Statement of Operations

For the Six Months Ended June 30, 2007

(dollars in thousands)

(Unaudited)

	Protection One, Inc.	Protection One Alarm Monitoring	Subsidiary Guarantors	Eliminations	Consolidated
Revenue:
Monitoring and related services	$—	$102,550	$43,232	$—	$145,782
Other	—	14,377	1,646	—	16,023
Total revenue	—	116,927	44,878	—	161,805
Cost of revenue:
Monitoring and related services	—	30,984	14,010	—	44,994
Other	—	16,825	2,217	—	19,042
Total cost of revenue	—	47,809	16,227	—	64,036
Operating expenses:
Selling	—	20,715	1,804	—	22,519
General and administrative	3,281	27,242	6,985	—	37,508
Merger related severance	—	—	2,418		2,418
Amortization and depreciation	2	15,445	11,111	—	26,558
Holding company allocation	(2,538)	2,030	508	—	—
Corporate overhead allocation	—	(2,308)	2,308	—	—
Total operating expenses	745	63,124	25,134	—	89,003
Operating income (loss)	(745)	5,994	3,517	—	8,766
Other expense (income):
Interest expense (a)	—	23,489	3,347	(3,688)	23,148
Interest income	—	(4,400)	(754)	3,688	(1,466)
Other	—	(45)	—	—	(45)
Equity (earnings) loss in subsidiary	12,616	(572)	—	(12,044)	—
Total other expense	12,616	18,472	2,593	(12,044)	21,637
Income (loss) from continuing operations before income taxes	(13,361)	(12,478)	924	12,044	(12,871)
Income tax expense	—	138	352	—	490
Net income (loss)	$(13,361)	$(12,616)	$572	$12,044	$(13,361)

(a) Protection One Alarm Monitoring, Inc. allocated $106 of its interest expense to Network Multifamily, a subsidiary guarantor.

Condensed Consolidating Statement of Operations

For the Three Months Ended June 30, 2007

(dollars in thousands)

(Unaudited)

	Protection One, Inc.	Protection One Alarm Monitoring	Subsidiary Guarantors	Eliminations	Consolidated
Revenue:
Monitoring and related services	$—	$51,497	$32,192	$—	$83,689
Other	—	7,859	1,573	—	9,432
Total revenue	—	59,356	33,765	—	93,121
Cost of revenue:
Monitoring and related services	—	15,260	10,953	—	26,213
Other	—	8,431	1,766	—	10,197
Total cost of revenue	—	23,691	12,719	—	36,410
Operating expenses:
Selling	—	10,130	1,272	—	11,402
General and administrative	1,641	13,934	5,885	—	21,460
Merger related severance	—	—	2,418		2,418
Amortization and depreciation	1	7,681	9,355	—	17,037
Holding company allocation	(1,170)	936	234	—	—
Corporate overhead allocation	—	(1,170)	1,170	—	—
Total operating expenses	472	31,511	20,334	—	52,317
Operating income (loss)	(472)	4,154	712	—	4,394
Other expense (income):
Interest expense (a)	—	13,685	3,254	(3,688)	13,251
Interest income	—	(4,031)	(753)	3,688	(1,096)
Other	—	(22)	—	—	(22)
Equity (earnings) loss in subsidiary	7,594	2,041	—	(9,635)	—
Total other expense	7,594	11,673	2,501	(9,635)	12,133
Income (loss) from continuing operations before income taxes	(8,066)	(7,519)	(1,789)	9,635	(7,739)
Income tax expense	—	75	252	—	327
Net loss	$(8,066)	$(7,594)	$(2,041)	$9,635	$(8,066)

(a) Protection One Alarm Monitoring, Inc. allocated $15 of its interest expense to Network Multifamily, a subsidiary guarantor.

Condensed Consolidating Statement of Operations

For the Six Months Ended June 30, 2006

(dollars in thousands)

(Unaudited)

	Protection One, Inc.	Protection One Alarm Monitoring	Subsidiary Guarantors	Eliminations	Consolidated
Revenue:
Monitoring and related services	$—	$100,611	$22,617	$—	$123,228
Other	—	10,382	216	—	10,598
Total revenue	—	110,993	22,833	—	133,826
Cost of revenue:
Monitoring and related services	—	28,397	6,411	—	34,808
Other	—	12,834	741	—	13,575
Total cost of revenue	—	41,231	7,152	—	48,383
Operating expenses:
Selling	—	18,399	1,186	—	19,585
General and administrative	3,343	26,874	1,920	—	32,137
Recapitalization and corporate consolidation costs	3,267	1,185	20		4,472
Amortization and depreciation	4	17,812	3,632	—	21,448
Holding company allocation	(2,450)	1,960	490	—	—
Corporate overhead allocation	—	(2,242)	2,242	—	—
Total operating expenses	4,164	63,988	9,490	—	77,642
Operating income (loss)	(4,164)	5,774	6,191	—	7,801
Other expense (income):
Interest expense (a)	—	16,980	522	—	17,502
Interest income	—	(704)	(3)	—	(707)
Other	—	(72)	83	—	11
Equity (earnings) loss in subsidiary	5,006	(5,424)	—	418	—
Total other expense	5,006	10,780	602	418	16,806
Income (loss) from continuing operations before income taxes	(9,170)	(5,006)	5,589	(418)	(9,005)
Income tax expense	—	—	165	—	165
Net income (loss)	(9,170)	(5,006)	5,424	(418)	(9,170)

(a) Protection One Alarm Monitoring, Inc. allocated $522 of its interest expense to Network Multifamily, a subsidiary guarantor.

Condensed Consolidating Statement of Operations

For the Three Months Ended June 30, 2006

(dollars in thousands)

(Unaudited)

	Protection One, Inc.	Protection One Alarm Monitoring	Subsidiary Guarantors	Eliminations	Consolidated
Revenues:
Monitoring and related services	$—	$50,586	$11,149	$—	$61,735
Other	—	5,343	72	—	5,415
Total revenues	—	55,929	11,221	—	67,150
Cost of revenues:
Monitoring and related services	—	14,092	3,320	—	17,412
Other	—	6,710	403	—	7,113
Total cost of revenues	—	20,802	3,723	—	24,525
Operating expenses:
Selling	—	9,348	672	—	10,020
General and administrative	1,682	12,990	909	—	15,581
Recapitalization costs	3,267	1,185	—	—	4,452
Amortization and depreciation	2	8,546	1,814	—	10,362
Holding company allocation	(1,317)	1,054	263	—	—
Corporate overhead allocation	—	(1,100)	1,100	—	—
Total operating expenses	3,634	32,023	4,758	—	40,415
Operating income (loss)	(3,634)	3,104	2,740	—	2,210
Other expense (income):
Interest expense (a)	—	9,042	226	—	9,268
Interest income	—	(430)	(2)	—	(432)
Other	—	(36)	—	—	(36)
Equity (earnings) loss in subsidiary	3,029	(2,443)	—	(586)	—
Total other expense	3,029	6,133	224	(586)	8,800
Income (loss) from continuing operations before income taxes	(6,663)	(3,029)	2,516	586	(6,590)
Income tax expense	—	—	73	—	73
Net income (loss)	$(6,663)	$(3,029)	$2,443	$586	$(6,663)

(a) Protection One Alarm Monitoring, Inc. allocated $226 of its interest expense to Network Multifamily, a subsidiary guarantor.

Condensed Consolidating Balance Sheet

June 30, 2007

(dollars in thousands)

(Unaudited)

	Protection One, Inc.	Protection One Alarm Monitoring	Subsidiary Guarantors	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$—	$21,867	$7,231	$—	$29,098
Receivables, net	—	21,093	12,726	—	33,819
Notes receivable, net	—	—	3,077	—	3,077
Inventories, net	—	3,048	3,084	—	6,132
Prepaid expenses	—	3,497	941	—	4,438
Other	—	4,721	783	(1,813)	3,691
Total current assets	—	54,226	27,842	(1,813)	80,255
Restricted cash	—	1,948	1,108	—	3,056
Property and equipment, net	—	21,660	7,618	—	29,278
Customer accounts, net	—	149,636	156,610	—	306,246
Dealer relationships, net	—	—	48,296	—	48,296
Other intangibles, net	—	—	3,659	—	3,659
Goodwill	—	6,142	29,118	—	35,260
Trade name	—	22,987	7,825	—	30,812
Notes receivable, net of current portion	—	—	4,350		4,350
Deferred customer acquisition costs	—	109,641	8,883	—	118,524
Other	—	9,296	9,314	—	18,610
Notes receivable from associated companies	—	115,345	—	(115,345)	—
Accounts receivable (payable) from (to) associated companies	(74,162)	68,861	5,301	—	—
Investment in POAMI	70,688	—	—	(70,688)	—
Investment in subsidiary guarantors	—	155,280	—	(155,280)	—
Total assets	$(3,474)	$715,022	$309,924	$(343,126)	$678,346
Liabilities and Stockholder Equity (Deficiency in Assets)
Current liabilities:
Current portion of long-term debt and capital leases	$—	$297,356	$316	$—	$297,672
Accounts payable	—	2,780	549	—	3,329
Accrued liabilities	632	24,375	10,788	(1,813)	33,982
Deferred revenue	—	33,704	13,638	—	47,342
Total current liabilities	632	358,215	25,291	(1,813)	382,325
Long-term debt and capital leases, net of current portion	—	216,037	125,454	(115,345)	226,146
Deferred customer acquisition revenue	—	69,250	944	—	70,194
Deferred tax liability	—	—	822		822
Other	—	832	2,133	—	2,965
Total liabilities	632	644,334	154,644	(117,158)	682,452
Stockholders’ Equity (Deficiency in Assets)
Common stock	253	2	1	(3)	253
Additional paid in capital	178,664	1,511,043	291,381	(1,802,424)	178,664
Accumulated other comprehensive income	(310)	(310)	—	310	(310)
Deficit	(182,713)	(1,440,047)	(136,102)	1,576,149	(182,713)
Total stockholders’ equity (deficiency in assets)	(4,106)	70,688	155,280	(225,968)	(4,106)
Total liabilities and stockholders’ equity (deficiency in assets)	$(3,474)	$715,022	$309,924	$(343,126)	$678,346

Condensed Consolidating Balance Sheet

December 31, 2006

(dollars in thousands)

(Unaudited)

	Protection One, Inc.	Protection One Alarm Monitoring	Subsidiary Guarantors	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$—	$24,569	$31	$—	$24,600
Receivables, net	—	22,848	6,170	—	29,018
Inventories, net	—	3,115	1,438	—	4,553
Prepaid expenses	33	3,185	98	—	3,316
Other	—	2,701	459	—	3,160
Total current assets	33	56,418	8,196	—	64,647
Restricted cash	—	1,900	—	—	1,900
Property and equipment, net	4	20,991	1,435	—	22,430
Customer accounts, net	—	161,386	35,289	—	196,675
Dealer relationships, net	—	—	3,696	—	3,696
Goodwill	—	6,142	6,018	—	12,160
Trade name	—	22,987	2,825		25,812
Deferred customer acquisition costs	—	97,948	8,006	—	105,954
Other	—	8,809	1,870	—	10,679
Accounts receivable (payable) from (to) associated companies	(67,580)	70,316	(2,736)	—	—
Investment in POAMI	(11,697)	—	—	11,697	—
Investment in subsidiary guarantors	—	58,238	—	(58,238)	—
Total assets	$(79,240)	$505,135	$64,599	$(46,541)	$443,953
Liabilities and Stockholder Equity (Deficiency in Assets)
Current liabilities:
Current portion of long-term debt and capital leases	$—	$3,861	$—	$—	$3,861
Accounts payable	—	3,172	389	—	3,561
Accrued liabilities	703	23,518	980	—	25,201
Deferred revenue	—	33,538	3,476	—	37,014
Total current liabilities	703	64,089	4,845	—	69,637
Long-term debt, net of current portion	—	391,991	—	—	391,991
Deferred customer acquisition revenue	—	59,850	931	—	60,781
Deferred tax liability	—	—	251	—	251
Other	—	902	334	—	1,236
Total Liabilities	703	516,832	6,361	—	523,896

Stockholders’ Equity (Deficiency in Assets)
Common stock	182	2	1	(3)	182
Additional paid in capital	89,545	1,416,051	194,913	(1,610,964)	89,545
Accumulated other comprehensive loss	(318)	(318)	—	318	(318)
Deficit	(169,352)	(1,427,432)	(136,676)	1,564,108	(169,352)
Total stockholders’ equity (deficiency in assets)	(79,943)	(11,697)	58,238	(46,541)	(79,943)
Total liabilities and stockholders’ equity (deficiency in assets)	$(79,240)	$505,135	$64,599	$(46,541)	$443,953

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2007

(dollars in thousands)

(Unaudited)

	Protection One, Inc.	Protection One Alarm Monitoring	Subsidiary Guarantors	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(37)	$16,973	$6,599	$—	$23,535
Cash flows from investing activities:
Deferred customer acquisition costs	—	(27,230)	(1,746)	—	(28,976)
Deferred customer acquisition revenue	—	14,441	132	—	14,573
Purchase of rental equipment	—	(1,869)	—	—	(1,869)
Purchase of property and equipment	—	(1,411)	(475)	—	(1,886)
Purchase of new accounts	—	—	(556)	—	(556)
Proceeds from disposition of assets and other	—	119	325	—	444
Net cash acquired in merger with IASG	(6,413)	(1,475)	11,030	—	3,142
Net cash (used in) provided by investing activities	(6,413)	(17,425)	8,710	—	(15,128)
Cash flows from financing activities:
Payments on long-term debt and capital leases	—	(2,045)	(70)	—	(2,115)
Debt issue costs	—	(1,662)	—	—	(1,662)
Stock issue costs	(132)	—	—	—	(132)
To (from) related companies	6,582	1,457	(8,039)	—	—
Net cash (used in) provided by financing activities	6,450	(2,250)	(8,109)	—	(3,909)
Net (decrease) increase in cash and cash equivalents	—	(2,702)	7,200	—	4,498
Cash and cash equivalents:
Beginning of period	—	24,569	31	—	24,600
End of period	$—	$21,867	$7,231	$—	$29,098

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2006

(dollars in thousands)

(Unaudited)

	Protection One, Inc.	Protection One Alarm Monitoring	Subsidiary Guarantors	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(5,068)	$19,342	$8,895	$—	$23,169
Cash flows from investing activities:
Deferred customer acquisition costs	—	(27,584)	(400)	—	(27,984)
Deferred customer acquisition revenue	—	15,018	(28)	—	14,990
Purchase of rental equipment	—	(1,531)	—	—	(1,531)
Purchase of property and equipment	—	(1,779)	(158)	—	(1,937)
Installations and purchases of new accounts	—	—	(27)	—	(27)
Additional investment in restricted cash	—	(300)	—	—	(300)
Proceeds from disposition of assets	—	132	7	—	139
Net cash used in investing activities	—	(16,044)	(606)	—	(16,650)
Cash flows from financing activities:
Payments on long-term debt	—	(1,339)	—	—	(1,339)
Distribution to shareholders	(70,490)	—	—	—	(70,490)
Proceeds from borrowings	—	66,767	—	—	66,767
Debt issue costs	—	(259)	—	—	(259)
To (from) related companies	75,558	(67,055)	(8,503)	—	—
Net cash (used in) provided by financing activities	5,068	(1,886)	(8,503)	—	(5,321)
Net increase (decrease) in cash and cash equivalents	—	1,412	(214)	—	1,198
Cash and cash equivalents:
Beginning of period	—	19,468	425	—	19,893
End of period	$—	$20,880	$211	$—	$21,091

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations updates the information provided in and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2006.

Overview

For the first six months of 2007, we generated consolidated revenue of $161.8 million.  For the first six months of 2007, our Retail segment accounted for 81.1% of consolidated revenue, or $131.3 million, our Wholesale segment accounted for 8.7%, or $14.0 million, and our Multifamily segment accounted for 10.2% of consolidated revenue, or $16.5 million.   For the first six months of 2006, we generated consolidated revenue of $133.8 million of which our Retail segment accounted for 83.0%, or $111.0 million, our Wholesale segment accounted for 4.0%, or $5.4 million, and our Multifamily segment accounted for 13.0%, or $17.4 million.

Our monitoring and related services revenue, which accounts for approximately 90% of our total revenue, for the six months ended June 30 and customer base compositions at June 30 for the years presented were as follows:

Market	Percentage of Total
	2007		2006
	Monitoring and Related Services Revenue	Sites	Monitoring and Related Services Revenue	Sites
Retail	79.3%	35.4%	81.6%	51.0%
Wholesale	9.6	48.2	4.4	18.7
Multifamily	11.1	16.4	14.0	30.3
Total	100.0%	100.0%	100.0%	100.0%

Important Matters

Merger Agreement.  On December 20, 2006, Protection One, Inc. entered into the Merger Agreement, pursuant to which we acquired IASG on April 2, 2007.  Holders of IASG common stock received 0.29 shares of Protection One, Inc. common stock for each share of IASG common stock held.  A total of 7,066,960 shares of Protection One common stock were issued in exchange for IASG common stock with cash paid in lieu of fractional shares.  A total of 713,104 Protection One stock options were issued in exchange for 2,459,001 outstanding IASG options.  Also, under the Merger Agreement, Raymond C. Kubacki and Arlene M. Yocum, both former IASG directors, were appointed to the Board on April 2, 2007.

Financial Results.  We have consolidated the financial results of IASG beginning on April 2, 2007.  Pro forma information, which includes IASG financial results as if the Merger had been consummated on January 1, 2007, is included in Note 2 to the Condensed Consolidated Financial Statements.  In addition, beginning April 2, 2007, we are evaluating our operating and financial performance based on three segments: Retail, Wholesale and Multifamily.  Prior to the Merger, our performance was evaluated in two segments: Protection One Monitoring and Network Multifamily.  Prior year information has been reclassified to conform with the new segment presentation.

Other.  Stockholders and other security holders or buyers of our securities or our other creditors should not assume that material events subsequent to the date of this Quarterly Report on Form 10-Q have not occurred.

Summary of Other Significant Matters

Net Loss.  We incurred a net loss of approximately $13.4 million for the six months ended June 30, 2007.  The net loss reflects substantial charges incurred by us for amortization of customer accounts and interest incurred on indebtedness, including amortization of debt discounts.

Recurring Monthly Revenue.  At various times during each year, we measure all of the monthly revenue we are entitled to receive under contracts with customers in effect at the end of the period.  Our computation of recurring monthly revenue, or RMR, may not be comparable to other similarly titled measures of other companies, and RMR should not be viewed by investors as an alternative to actual monthly revenue, as determined in accordance with generally accepted accounting principles.   Our current focus on RMR additions, stabilization of attrition rates and the acquisition of IASG have contributed to the increase in RMR which was $26.8 million at June 30, 2007 compared to $19.9 million at June 30, 2006.  We believe that consolidated RMR will likely not increase until we are successful reducing attrition in the RMR acquired from IASG and generating more RMR from referrals and activity in those accounts.  If we are unable to generate sufficient new RMR to replace RMR losses, it could materially and adversely affect our business, financial condition and results of operations.

Our RMR includes amounts billable to customers with past due balances which we believe are collectible. We seek to preserve the revenue stream associated with each customer contract, primarily to maximize our return on the investment we made to generate each contract. As a result, we actively work to collect amounts owed to us and to retain the customer at the same time.  In some instances, we may allow up to six months to collect past due amounts, while evaluating the ongoing customer relationship. After we have made every reasonable effort to collect past due balances, we will disconnect the customer and include the loss in attrition calculations.

We believe the presentation of RMR is useful to investors because the measure is used by investors and lenders to value companies such as ours with recurring revenue streams.  The table below reconciles our RMR to revenue reflected on our consolidated statements of operations.

	Six months ended June 30,
	2007	2006
	(dollars in millions)
Recurring Monthly Revenue at June 30	$26.8	$19.9
Amounts excluded from RMR:
Amortization of deferred revenue	0.9	0.6
Other revenue (a)	3.5	1.9
Revenue (GAAP basis):
June	31.2	22.4
January – May	130.6	111.4
Total period revenue	$161.8	$133.8

	Three months ended June 30,
	2007	2006
	(dollars in millions)
Recurring Monthly Revenue at June 30	$26.8	$19.9
Amounts excluded from RMR:
Amortization of deferred revenue	0.9	0.6
Other revenue (a)	3.5	1.9
Revenue (GAAP basis):
June	31.2	22.4
April – May	61.9	44.7
Total period revenue	$93.1	$67.1

(a) Revenue that is not pursuant to monthly contractual billings.

The following table identifies RMR by segment and in total for the periods indicated.

	Six months ended June 30, 2007				Six months ended June 30, 2006
		Whole-	Multi-			Whole-	Multi-
	Retail	sale	family	Total	Retail	sale	family	Total
	(dollars in thousands)
Beginning RMR balance	$16,429	$963	$2,596	$19,988	$16,229	$920	$2,724	$19,873
RMR additions	1,151	421	36	1,608	1,049	112	42	1,203
RMR additions from Merger	4,133	2,549	—	6,682	—	—	—	—
RMR losses, excluding Hurricane Katrina (a)	(1,151)	(253)	(153)	(1,557)	(1,025)	(73)	(139)	(1,237)
RMR reactivations from Hurricane Katrina (b)	—	—	—	—	22	—	9	31
Price increases and other	99	(1)	26	124	57	(44)	41	54
Ending RMR balance	$20,661	$3,679	$2,505	$26,845	$16,332	$915	$2,677	$19,924

(a)          RMR losses include price decreases

(b)         In September 2005, we suspended billing for our customers in the areas most heavily affected by Hurricane Katrina.  Our initial estimate of customers whose homes or businesses were damaged beyond repair and would no longer need our monitoring services was higher than our actual experience which has resulted in adjustments to reflect reactivations of 821 retail customers in the first six months of 2006.  No reactivation adjustments were recorded in the first six months of 2007.

	Three months ended June 30, 2007				Three months ended June 30, 2006
		Whole-	Multi-			Whole-	Multi-
	Retail	sale	family	Total	Retail	sale	family	Total
	(dollars in thousands)
Beginning RMR balance	$16,549	$961	$2,551	$20,061	$16,278	$901	$2,708	$19,887
RMR additions	628	360	19	1,007	549	52	32	633
RMR additions from Merger	4,133	2,549	—	6,682	—	—	—	—
RMR losses, excluding Hurricane Katrina (a)	(702)	(191)	(77)	(970)	(538)	(41)	(84)	(663)
RMR reactivations from Hurricane Katrina (b)	—	—	—	—	4	—	9	13
Price increases and other	53	—	12	65	39	3	12	54
Ending RMR balance	$20,661	$3,679	$2,505	$26,845	$16,332	$915	$2,677	$19,924

(a)          RMR losses include price decreases

(b)         In September 2005, we suspended billing for our customers in the areas most heavily affected by Hurricane Katrina.  Our initial estimate of customers whose homes or businesses were damaged beyond repair and would no longer need our monitoring services was higher than our actual experience which has resulted in adjustments to reflect the second quarter 2006 reactivations of 185 retail customers.  No reactivation adjustments were recorded in the second quarter of 2007.

Monitoring and Related Services Margin.   Monitoring and related service revenue comprised over 90% of our total revenue for each of the six month periods ended June 30, 2007 and 2006.  The table below identifies the monitoring and related services gross margin and gross margin percent for the presented periods.

	Six months ended June 30, 2007				Six months ended June 30, 2006
		Whole-	Multi-			Whole-	Multi-
	Retail	sale	family	Total	Retail	sale	family	Total
	(dollars in thousands)
Monitoring and related services revenue	$115,666	$14,037	$16,079	$145,782	$100,592	$5,412	$17,224	$123,228
Cost of monitoring and related services (exclusive of depreciation)	34,574	6,568	3,852	44,994	28,151	2,807	3,850	34,808

Gross margin	$81,092	$7,469	$12,227	$100,788	$72,441	$2,605	$13,374	$88,420

Gross margin %	70.1%	53.2%	76.0%	69.1%	72.0%	48.1%	77.6%	71.8%

	Three months ended June 30, 2007				Three months ended June 30, 2006
		Whole-	Multi-			Whole-	Multi-
	Retail	sale	family	Total	Retail	sale	family	Total
	(dollars in thousands)
Monitoring and related services revenue	$64,613	$11,090	$7,986	$83,689	$50,581	$2,703	$8,451	$61,735
Cost of monitoring and related services (exclusive of depreciation)	18,849	5,337	2,027	26,213	13,971	1,444	1,997	17,412

Gross margin	$45,764	$5,753	$5,959	$57,476	$36,610	$1,259	$6,454	$44,323

Gross margin %	70.8%	51.9%	74.6%	68.7%	72.4%	46.6%	76.4%	71.8%

Our total company monitoring and related services gross margin percentage has decreased from the prior period primarily due to the growth of our Wholesale segment as a result of the Merger, which was proportionately greater than the growth of our Retail segment.  The Wholesale gross margin percentage is typically lower than Retail and Multifamily gross margin percentages due to lower acquisition costs and to the reduced number of services we provide to dealers compared to the number of services we provide to our Retail and Multifamily customers that also provide more opportunities for differentiation.

Our Retail monitoring and related services gross margin percentage has decreased from the prior period due to several factors, the impact of which we expect to continue into the near to medium term: (i) increased royalty fees paid to BellSouth Corporation (BellSouth) (now part of AT&T) as we expand our customer base in the alliance territory, (ii) increased third party costs for cellular service due to the growing number of customers who choose to have primary or back-up cellular monitoring service, and (iii) increased percentage of commercial customers in our base who choose enhanced services, such as open/close and fire inspections.   In addition, we have experienced an increase in service costs that we believe is partly attributable to the relatively higher costs of servicing our growing commercial account base and to maintaining and upgrading systems required to provide cellular-based monitoring services.

Our Multifamily segment monitoring and related services gross margin percentage has decreased from the prior period because revenue in this segment has decreased without a proportionate decrease in related costs.

Customer Creation and Marketing.   Our current customer acquisition strategy for our Retail segment relies primarily on internally generated sales.  We currently have a salaried and commissioned sales force that utilizes our existing branch infrastructure in approximately 55 markets.  The internal sales program generated $1.1 million and $0.6 million of new RMR in the six and three month periods ended June 30, 2007, respectively and  $1.0 million and $0.5 million in the six and three month periods ended June 30, 2006, respectively.  Our Wholesale segment adds retail accounts through acquisition of account portfolios and alarm companies.  Our Multifamily segment also utilizes a salaried and commissioned sales force to produce new accounts.  We are susceptible to macroeconomic downturns that may affect our ability to attract new customers.

We are a partner in a marketing alliance with BellSouth (now part of AT&T) to offer monitored security services to the residential, single family market and to small businesses in 17 of the larger metropolitan markets in the nine-state BellSouth region.    Under this alliance, we operate as “BellSouth Security Systems from Protection One” from our branches in the nine-state BellSouth region.  BellSouth provides us with leads of new owners of single family residences in its territory and of transfers of existing BellSouth customers within its territory.  We follow up on the leads to obtain new customers of our monitored security services.  We also market directly to small businesses.  We pay BellSouth a commission for each new contract and a recurring royalty based on a percentage of recurring charges.  The commission is a direct and incremental cost of acquiring the customer and accordingly, for residential customers and certain commercial customers, is deferred as a customer acquisition cost and amortized over the initial contract term.  The recurring royalty is expensed as incurred and is included in the cost of monitoring and related services revenue.  Approximately28.0% of our new retail RMR created in the first six months of 2007 and 30.7% of our new retail RMR created in the first six months of 2006 was produced within our southeast region.  The southeast region provided approximately 17.5% and 20.9% of total company retail RMR at June 30, 2007 and 2006, respectively.  The marketing alliance may be terminated by mutual written consent, by either party upon 180 days notice, or earlier upon the occurrence of certain events. Due to AT&T’s recent acquisition of BellSouth, we expect that AT&T may reevaluate whether to continue our marketing alliance or seek to modify the terms governing it.  Termination of this agreement could have a short term affect on our ability to generate new customers in this territory.

We continually evaluate our customer creation and marketing strategy, including evaluating each respective channel for economic returns, volume and other factors and may shift our strategy or focus, including the elimination of a particular channel.

RMR Attrition.  Attrition has a direct impact on our results of operations since it affects our revenue, amortization expense and cash flow.  We monitor attrition each quarter based on a quarterly annualized and trailing twelve-month basis.  This method utilizes each segment’s average RMR base for the applicable period in measuring attrition.  Therefore, in periods of RMR growth, the computation of RMR attrition may result in a number less than would be expected in periods when RMR remains stable.  In periods of RMR decline, the computation of RMR attrition may result in a number greater than would be expected in periods when RMR remains stable.  We believe the presentation of RMR attrition is useful to investors because the measure is used by investors and lenders to value companies such as ours with recurring revenue streams.  In addition, we believe RMR attrition information is more useful than customer account attrition because it reflects the economic impact of customer losses.

 In the table below, we define attrition as a ratio, the numerator of which is the gross amount of lost RMR, which includes price decreases, for a given period, net of the adjustments described below, and the denominator of which is the average amount of RMR for a given period.  In some instances, we use estimates to derive attrition data.  In the calculations directly below, we do not reduce the gross RMR lost during a period by RMR added from “move in” accounts, which are accounts where a new customer moves into a home installed with our security system and vacated by a prior customer, or from “competitive takeover” accounts, which are accounts where the owner of a residence monitored by a competitor requests that we provide monitoring services.

As defined above, RMR attrition by business segment at June 30, 2007 and 2006 is summarized below:

	Recurring Monthly Revenue Attrition
	June 30, 2007		June 30, 2006		June 30, 2006, excluding Hurricane Katrina (a)
	Annualized Second Quarter	Trailing Twelve Month	Annualized Second Quarter	Trailing Twelve Month	Annualized Second Quarter	Trailing Twelve Month
Retail, excluding IASG	12.1%	12.0%	13.1%	13.2%	13.2%	12.9%
Retail, IASG	19.5%	—	—	—	—	—
Retail	13.6%	12.5%	13.1%	13.2%	13.2%	12.9%
Wholesale	21.3%	20.2%	18.2%	19.3%	18.2%	19.1%
Multifamily	12.2%	15.2%	11.1%	9.9%	12.4%	9.7%

(a)          These results exclude the impact of Hurricane Katrina adjustments.  In September 2005, we suspended billing for our customers in the areas most heavily affected by Hurricane Katrina.  Our initial estimate of customers whose homes or businesses were damaged beyond repair and would no longer need our monitoring services was higher than our actual experience which has resulted in adjustments to reflect reactivations of $21,772 retail RMR in the first six months of 2006.  There were no reactivations related to Hurricane Katrina recorded in the first six months of 2007.

In the table below, in order to enhance the comparability of our attrition results with those of other industry participants, many of which report attrition net of move-in accounts, we define the denominator the same as above but define the numerator as the gross amount of lost RMR, which includes price decreases, for a given period reduced by RMR added from move-in accounts.

	Recurring Monthly Revenue Attrition
	June 30, 2007		June 30, 2006		June 30, 2006, excluding Hurricane Katrina (a)
	Annualized Second Quarter	Trailing Twelve Month	Annualized Second Quarter	Trailing Twelve Month	Annualized Second Quarter	Trailing Twelve Month
Retail, excluding IASG	10.0%	9.9%	10.8%	10.9%	10.8%	10.6%
Retail, IASG	17.9%	—	—	—	—	—
Retail	11.6%	10.4%	10.8%	10.9%	10.8%	10.6%
Wholesale	21.3%	20.2%	18.2%	19.3%	18.2%	19.1%
Multifamily	12.2%	15.2%	11.1%	9.9%	12.4%	9.7%

(a)          These results exclude the impact of Hurricane Katrina adjustments.  In September 2005, we suspended billing for our customers in the areas most heavily affected by Hurricane Katrina.  Our initial estimate of customers whose homes or businesses were damaged beyond repair and would no longer need our monitoring services was higher than our actual experience which has resulted in adjustments to reflect reactivations of $21,772 retail RMR in the first six months of 2006.  There were no reactivations related to Hurricane Katrina recorded in the first six months of 2007.

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

Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses during the periods presented. Our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results.  There have been no material changes to these critical accounting policies that impacted our reported amounts of assets, liabilities, revenue or expenses during the first six months of fiscal 2007, except as follows.

Acquisitions.  We account for our acquisitions of security monitoring businesses using the purchase method.  The purchase method requires that we estimate the fair value of the individual assets and liabilities acquired as well as various forms of consideration given including cash and common stock.  We have obtained independent third party valuation studies for certain of the assets and liabilities acquired to assist us in determining fair value.  The estimation of the fair value of the assets and liabilities acquired and consideration given involves a number of judgments and estimates that could differ materially upon completion of the purchase price allocation.  See Note 2, “IASG Acquisition,” for additional information regarding the fair value estimates and preliminary purchase price allocation related to the Merger.

Revenue and Expense Recognition. The tables below reflect the impact of our accounting policy on the respective line items of the Statement of Operations for the six and three months ended June 30, 2007 and 2006.  The “Total Amount Incurred” line represents the current amount of billings that were made and the current costs that were incurred for the period.  We then subtract the deferral amount and add back the amortization of previous deferral amounts to determine the amount we report in the Statement of Operations.  Our Wholesale segment does not produce system installation revenue or expense; therefore, it does not defer revenue or expense recognition.

	Six months ended June 30,
	2007			2006
	Revenue- other	Cost of revenue-other	Selling Expense	Revenue- other	Cost of revenue-other	Selling expense
	(dollars in thousands)
Retail segment:
Total amount incurred	$25,173	$27,959	$23,218	$22,224	$26,550	$21,897
Amount deferred	(14,580)	(17,958)	(9,569)	(15,017)	(18,812)	(8,772)
Amount amortized	5,050	7,819	7,733	3,175	5,096	5,273
Amount included in Statement of Operations	$15,643	$17,820	$21,382	$10,382	$12,834	$18,398
Wholesale segment:
Total amount incurred	$—	$—	$423	$—	$—	$141
Amount deferred	—	—	—	—	—	—
Amount amortized	—	—	—	—	—	—
Amount included in Statement of Operations	$—	$—	$423	$—	$—	$141
Multifamily segment:
Total amount incurred	$263	$1,681	$852	$121	$668	$1,053
Amount deferred	7	(1,263)	(186)	27	(375)	(25)
Amount amortized	110	804	48	68	448	18
Amount included in Statement of Operations	$380	$1,222	$714	$216	$741	$1,046
Total company:
Total amount incurred	$25,436	$29,640	$24,493	$22,345	$27,218	$23,091
Amount deferred	(14,573)	(19,221)	(9,755)	(14,990)	(19,187)	(8,797)
Amount amortized	5,160	8,623	7,781	3,243	5,544	5,291
Amount reported in Statement of Operations	$16,023	$19,042	$22,519	$10,598	$13,575	$19,585

	Three months ended June 30,
	2007			2006
	Revenue- other	Cost of revenue-other	Selling Expense	Revenue- other	Cost of revenue-other	Selling Expense
	(dollars in thousands)
Retail segment:
Total amount incurred	$13,720	$14,804	$12,082	$11,209	$14,130	$11,033
Amount deferred	(7,382)	(9,133)	(5,089)	(7,585)	(10,174)	(4,496)
Amount amortized	2,787	3,756	3,804	1,719	2,754	2,811
Amount included in Statement of Operations	$9,125	$9,427	$10,797	$5,343	$6,710	$9,348
Wholesale segment:
Total amount incurred	$—	$—	$354	$—	$—	$78
Amount deferred	—	—	—	—	—	—
Amount amortized	—	—	—	—	—	—
Amount included in Statement of Operations	$—	$—	$354	$—	$—	$78
Multifamily segment:
Total amount incurred	$227	$971	$361	$41	$531	$610
Amount deferred	7	(671)	(138)	1	(364)	(25)
Amount amortized	73	470	28	30	236	9
Amount included in Statement of Operations	$307	$770	$251	$72	$403	$594
Total company:
Total amount incurred	$13,947	$15,775	$12,797	$11,250	$14,661	$11,721
Amount deferred	(7,375)	(9,804)	(5,227)	(7,584)	(10,538)	(4,521)
Amount amortized	2,860	4,226	3,832	1,749	2,990	2,820
Amount reported in Statement of Operations	$9,432	$10,197	$11,402	$5,415	$7,113	$10,020

In addition to the amounts reflected in the table above relating to our costs incurred to create new accounts, we also capitalized purchases of rental equipment in the amount of $1,869 and $983 for the six and three months ended June 30, 2007, respectively and $1,531 and $449 for the six and three months ended June 30, 2006, respectively.

New accounting standards.  In June 2006, the FASB issued FASB Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.”  This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements.  The cumulative effect, if any, of applying FIN 48 is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption.  Our adoption of this interpretation on January 1, 2007 did not have any impact on our consolidated financial statements.

Operating Results

Prior to the Merger, we managed our operations in two business segments: Protection One Monitoring, which included retail and wholesale operations, and Network Multifamily.  Subsequent to the Merger, we segregated our wholesale operations from our retail operations and now organize our operations into the following three business segments:

Retail.  Our Retail segment provides monitoring and maintenance services for electronic security systems directly to residential and business customers. We also sell and install electronic security systems for homes and businesses through our Retail segment in order to meet their security needs. As of June 30, 2007, we served approximately 617,000 retail customers across the nation by leveraging our extensive coverage and infrastructure network. Our Retail segment accounts for approximately 77% of our RMR at June 30, 2007, nearly a quarter of which is derived from longer term commercial customers.

Wholesale.  We contract with independent security alarm dealers nationwide to provide alarm system monitoring services to their residential and business customers.  As of June 30, 2007, our Wholesale segment served approximately 4,400 dealers by monitoring approximately 840,000 homes and businesses on their behalf.  We also provide business support services and financing assistance for these independent dealers in the form of loans.

Multifamily.  We provide monitoring and maintenance services for electronic security systems to tenants of multifamily residences under long-term contracts with building owners and managers. Multifamily service contracts, which have initial terms that fall within a range of five to ten years and average eight years at inception, tend to provide higher operating margins than retail or wholesale contracts due primarily to the highly automated nature of the services. We are the leading national provider of alarm monitoring services to the multifamily sector with approximately 285,000 units in over 600 cities as of June 30, 2007.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Protection One Consolidated

Monitoring and related services revenue increased approximately $22.6 million or 18.3% in the first six months of 2007 compared to the first six months of 2006.  This increase is primarily attributable to $21.2 million of monitoring and related services revenue from IASG as well as a modest increase in average RMR arising from internal sales efforts.  Cost of monitoring and related services revenue increased $10.2 million or 29.3% in the first six months of 2007 compared to the first six months of 2006.  An increase of $7.4 million is attributable to the Merger with the remainder resulting from an increase in service job costs and an increasing percentage of customers who chose lower margin, enhanced services in addition to basic monitoring services.  See “Monitoring and Related Services Margin,” above, for additional information related to the increase in the cost of monitoring and related services revenue.  Interest expense increased in the first six months of 2007 compared to the first six months of 2006 due to the addition of $115.3 million in debt related to the issuance of the Senior Secured Notes in exchange for the IASG Notes.  Interest expense for the first six months of 2007 includes approximately $3.1 million of amortized debt discounts compared to approximately $2.6 million for the first six months of 2006.  Interest expense was reduced by amortized debt premiums in the amount of $0.5 million in the first six months of 2007.  We did not have debt premiums in 2006.

Retail Segment

The table below presents operating results for our Retail segment for the periods presented. Next to each period’s results of operations, we provide the relevant percentage of total revenue so you can make comparisons about the relative change in revenue and expenses.

	Six months ended June 30,
	2007		2006
	(dollars in thousands)
Revenue:
Monitoring and related services	$115,666	88.1%	$100,592	90.6%
Other	15,643	11.9	10,382	9.4

Total revenue	131,309	100.0	110,974	100.0

Cost of revenue (exclusive of amortization and depreciation shown below):
Monitoring and related services	34,574	26.3	28,151	25.4
Other	17,820	13.5	12,834	11.6

Total cost of revenue (exclusive of amortization and depreciation shown below)	52,394	39.8	40,985	37.0

Selling expense	21,382	16.3	18,398	16.6
General and administrative expense (exclusive of $3.2 million of compensation costs included in recapitalization and corporate consolidation costs)	30,145	23.0	27,485	24.8
Merger related severance	2,418	1.8	—	—
Recapitalization and corporate consolidation costs	—	—	4,452	4.0
Amortization of intangibles and depreciation expense	21,391	16.3	17,816	16.0
Total operating expenses	75,336	57.4	68,151	61.4
Operating income	$3,579	2.8%	$1,838	1.6%

2007 Compared to 2006.  We had a net increase of 110,637 customers in the first six months of 2007 compared to a net decrease of 3,438 customers in the first six months of 2006.  The increase is primarily attributable to customers acquired in the Merger.  The average customer base for the first six months of 2007 and 2006 was 562,007 and 514,114, respectively, or an increase of 47,893 customers.  We are currently focused on reducing attrition, developing cost effective marketing programs and generating positive cash flow.  The change in our Retail segment customer base for the period is shown below.

	Six Months Ended June 30,
	2007	2006

Beginning Balance, January 1	506,688	515,833
Customer additions	27,714	26,943
Customer additions from Merger	115,824	—
Customer losses (a)	(33,260)	(30,265)
Other adjustments	359	(116)
Ending Balance, June 30	617,325	512,395

(a)          Customer losses in 2006 is net of reactivation of 821 customers that were affected by Hurricane Katrina.

For a roll-forward of Retail segment RMR, please see the segment table in the “Summary of Other Significant Matters–Recurring Monthly Revenue,” above.

Monitoring and related services revenue increased 15.0% in the first six months of 2007 compared to the first six months of 2006, primarily due to the addition of Retail customers acquired through the Merger.  Excluding the impact of the Merger, monitoring and related services revenue would have increased 1.9%.  See “Summary of Other Significant Matters—Recurring Monthly Revenue,” above for additional information and discussion regarding the increase in recurring monthly revenue.  This revenue consists primarily of contractual revenue derived from providing monitoring and maintenance service.

Other revenue includes $5.1 million in amortization of previously deferred revenue for the first six months of 2007 and $3.2 million in the first six months of 2006.  We also experienced an increase in outright commercial sales in the first six months of 2007 compared to the first six months of 2006.  This revenue is generated from our internal installations of new alarm systems and consists primarily of sales of burglar alarms, closed circuit televisions, fire alarms and card access control systems to commercial customers, as well as amortization of previously deferred revenue.

Cost of monitoring and related services revenue increased by approximately 22.8% in the first six months of 2007 compared to the first six months of 2006, primarily due to the addition of Retail customers acquired through the Merger.  Excluding the impact of the Merger, cost of monitoring and related services revenue would have increased 10.1% due to an increase in service job costs, including increased labor, materials and fuel costs.  In addition, we have experienced an increase in monitoring costs that we believe is partly attributable to the relatively higher costs of servicing our growing commercial account base and to maintaining and upgrading systems required to provide cellular-based monitoring services.  Monitoring costs include the costs of monitoring, billing, customer service and field operations.  Cost of monitoring and related services revenue as a percentage of the related revenue in the first six months of 2007 increased to 30.0% from 28.2% in the first six months of 2006.  See “Monitoring and Related Services Margin,” above, for additional information related to the increase in the cost of monitoring and related services revenue.

Cost of other revenue includes $7.8 million in amortization of previously deferred customer acquisition costs for the first six months of 2007 and $5.1 million in the first six months of 2006.  We also experienced an increase in cost of other revenue related to the increase in outright commercial sales in the first six months of 2007 compared to the first six months of 2006.  These costs consist primarily of equipment and labor charges to install alarm systems, closed circuit televisions, fire alarms and card access control systems sold to our customers, as well as amortization of previously deferred customer acquisition costs.

Selling expense includes $7.7 million in amortization of previously deferred customer acquisition costs for the first six months of 2007 and $5.3 million in the first six months of 2006.  In general, other selling expense has increased over 2006 levels primarily due to an increase in sales activities.

General and administrative expense in the first six months of 2007 increased 9.7% compared to the first six months of 2006. General and administrative expense as a percent of revenue decreased to 22.9% from 24.8% as a result of increased scale arising from the Merger.

Merger related severance in the first six months of 2007 relates to severance and retention payments for employees of IASG.

Amortization of intangibles and depreciation expense increased in the first six months of 2007 compared to the first six months of 2006 as a result of the amortization related to the acquisition of additional customers in the Merger.

Wholesale Segment

The following table provides information for comparison of the Wholesale segment operating results for the periods presented.  Next to each period’s results of operations, we provide the relevant percentage of total revenue so that you can make comparisons about the relative change in revenue and expenses.

	For the six months ended June 30,
	2007		2006
	(dollars in thousands)
Revenue:
Monitoring and related services	$14,037	100.0%	$5,412	100.0%
Total revenue	14,037	100.0	5,412	100.0

Cost of revenue (exclusive of amortization and depreciation shown below):
Monitoring and related services	6,568	46.8	2,807	51.9
Total cost of revenue (exclusive of amortization and depreciation shown below)	6,568	46.8	2,807	51.9

Selling expense	423	3.0	141	2.6
General and administrative expense	3,438	24.5	1,196	22.1
Amortization of intangibles and depreciation expense	2,000	14.3	400	7.4
Total operating expenses	5,861	41.8	1,737	32.1
Operating income	$1,608	11.4%	$868	16.0%

2007 Compared to 2006.

	Six Months Ended June 30,
	2007	2006

Beginning Balance, January 1	194,185	178,922
Customer additions	105,281	22,338
Customer additions from Merger	597,478	—
Customer losses	(56,902)	(13,368)
Other adjustments	(350)	123
Ending Balance, June 30	839,692	188,015

For a roll-forward of Wholesale segment RMR, please see the segment table in the “Summary of Other Significant Matters–Recurring Monthly Revenue,” above.

Monitoring and related services revenue increased in the first six months of 2007 compared to the first six months of 2006 primarily due to the acquisition of IASG.  This revenue consists primarily of contractual revenue derived from providing monitoring services to wholesale customers and dealers.

Cost of monitoring and related services revenue generally relates to the cost of providing monitoring service including the costs of monitoring and dealer care.  Though these costs increased due to the Merger, the cost of monitoring and related services revenue as a percentage of related revenue decreased to 46.8% in the first six months of 2007 from 51.9% in the first six months of 2006.  This decrease is partially attributable to a decrease in staffing costs and overtime wages in 2007.  Those costs were higher in the first six months of 2006 due to a system conversion effort that required additional labor hours to complete.

Selling expense for the first six months of 2007 increased compared to the first six months of 2006 primarily as a result of the Merger.

General and administrative expense as a percent of revenues in the first six months of 2007 increased compared to the first six months of 2006.  This increase is primarily attributable to compensation expense of duplicative back office personnel which we expect will continue on a declining basis through the remainder of 2007 until the Merger transition is complete.

Amortization of intangibles and depreciation expense for the first six months of 2007 increased substantially compared to the first six months of 2006 as a result of the amortization related to the acquisition of dealer relationships acquired in the Merger.

Multifamily Segment

The following table provides information for comparison of our Multifamily segment operating results for the periods presented.  Next to each period’s results of operations, we provide the relevant percentage of total revenue so that you can make comparisons about the relative change in revenue and expenses.   Our Multifamily segment was unaffected by the Merger.

	For the six months ended June 30,
	2007		2006
	(dollars in thousands)
Revenue:
Monitoring and related services	$16,079	97.7%	$17,224	98.8%
Other	380	2.3	216	1.2

Total revenue	16,459	100.0	17,440	100.0

Cost of revenue (exclusive of amortization and depreciation shown below):
Monitoring and related services	3,852	23.4	3,850	22.1
Other	1,222	7.4	741	4.2
Total cost of revenue (exclusive of amortization and depreciation shown below)	5,074	30.8	4,591	26.3

Selling expense	714	4.4	1,046	6.0
General and administrative expense	3,925	23.9	3,456	19.8
Recapitalization and corporate consolidation costs	—	—	20	0.1
Amortization of intangibles and depreciation expense	3,167	19.2	3,232	18.5
Total operating expenses	7,806	47.5	7,754	44.4
Operating income	$3,579	21.7%	$5,095	29.3%

2007 Compared to 2006.  We had a net decrease of 8,119 customers in the first six months of 2007 compared to a net decrease of 13,030 customers in the first six months of 2006. Beginning in December 2006, the number of customer accounts is reduced by Retail sites at risk.  Customer losses without the at-risk adjustment would have been 10,876 in the first six months of 2007.  The “Conversion adjustments” line item in the table below reflects the impact of the conversion of our billing system to our new technology platform, MAS.  Customers are defined differently in the new system and the result is a decrease in the number of customers in the new system.  We identified a 1,230 decrease in the number of customers at the time of the conversion in September 2005 and in the second quarter 2006 we identified an additional decrease of 4,593 customers for a total decrease of 5,823 customers from the conversion.  The average customer base was 289,080 for the first six months of 2007 compared to 311,527 for the first six months of 2006.  The change in our Multifamily segment customer base for the period is shown below.

	Six Months Ended June 30,
	2007	2006

Beginning Balance, January 1,	293,139	318,042
Customer additions	3,952	3,225
Customer losses (a)	(12,071)	(11,662)
Conversion adjustments	—	(4,593)
Ending Balance, June 30,	285,020	305,012

(a)          Customer losses in 2006 is net of reactivation of 969 customers that were affected by Hurricane Katrina.

For a roll-forward of Multifamily segment RMR, please see the segment table in the “Summary of Other Significant Matters–Recurring Monthly Revenue,” above.

Monitoring and related services revenue decreased 6.6% in the first six months of 2007 compared to the first six months of 2006.  This decrease is the result of the decline in our customer base as well as a decrease in service job revenue.  This revenue consists primarily of contractual revenue derived from providing monitoring and maintenance service.

Other revenue includes approximately $110,000 in amortization of previously deferred revenue for the first six months of 2007 and approximately $68,000 in the first six months of 2006.  The remaining increase in other revenue is primarily due to an increase in outright sales.

Cost of monitoring and related services revenue generally relates to the cost of providing monitoring service, including the costs of monitoring, customer service and field operations.  These costs were essentially unchanged; however, cost of monitoring and related services revenue as a percentage of related revenue increased to 24.0% in the first six months of 2007 from 22.4% in the first six months of 2006 because revenue has decreased without a proportionate decrease in cost of revenue.

Cost of other revenue increased by approximately $0.5 million in the first six months of 2007 compared to the same period of 2006.  These costs consist primarily of outright sale installation costs and amortization of installation costs previously deferred.  The increase is due primarily to an increase in amortization of previously deferred costs of approximately $0.4 million.

Selling expense for the first six months of 2007 decreased 31.7% compared to the first six months of 2006.  Selling expenses include approximately $48,000 in amortization of previously deferred customer acquisition costs for the first six months of 2007 and approximately $18,000 in the first six months of 2006.  The decline in selling expense primarily relates to the elimination of the Vice President of Sales position in 2007.  Responsibilities for this position, in addition to oversight of field service and installation personnel, were transitioned to a new Senior Vice President position, which is classified as general and administrative expense.

General and administrative expense in the first six months of 2007 was 13.6% higher than in the first six months of 2006.  Increases in wages and related expense, travel and professional services are primarily responsible for the increase, including amounts related to the new Senior Vice President position discussed above.

Amortization of intangibles and depreciation expense for the first six months of 2007 decreased 2.0% compared to the first six months of 2006 because depreciation on assets acquired after the first six months of 2006 is less than depreciation on assets that have become fully depreciated since the end of that same period.

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Protection One Consolidated

Monitoring and related services revenue increased approximately $22.0 million or 35.6% in the second quarter of 2007 compared to the second quarter of 2006. This increase is primarily attributable to $21.2 million of monitoring and related revenues from our acquisition of IASG as well as a modest increase in average RMR arising from a decline in attrition.  Cost of monitoring and related services revenue increased $8.8 million or 50.5% in the second quarter of 2007 compared to the second quarter of 2006.  An increase of $7.4 million is primarily attributable to the Merger with the remainder resulting from an increase in service job costs and increased monitoring costs due to an increasing percentage of customers who chose lower margin, enhanced services in addition to basic monitoring services.  See “Monitoring and Related Services Margin,” above, for additional information related to the increase in the cost of monitoring and related services revenue.  Selling expense increased by $1.4 million, which is primarily attributable to an increase in amortization of previously deferred customer acquisition costs.  General and administrative costs increased 37.8% in the second quarter of 2007 compared to the second quarter of 2006, primarily as a result of the Merger.  Interest expense increased for the second quarter of 2007 compared to the second quarter of 2006 due to the addition of $115.3 million in debt related to the issuance of the Senior Secured Notes in exchange for the IASG Notes.  Interest expense for the second quarter of 2007 includes approximately $1.6 million of amortized debt discounts compared to approximately $1.3 million for the second quarter of 2006.  Interest expense was reduced by amortized debt premiums in the amount of $0.5 million in the second quarter of 2007.  We did not have debt premiums in 2006.

Retail Segment

The table below presents operating results for our Retail segment for the periods presented. Next to each period’s results of operations, we provide the relevant percentage of total revenue so you can make comparisons about the relative change in revenue and expenses.

	Three months ended June 30,
	2007		2006
	(dollars in thousands)
Revenue:
Monitoring and related services	$64,613	87.6%	$50,581	90.4%
Other	9,125	12.4	5,343	9.6

Total revenue	73,738	100.0	55,924	100.0

Cost of revenue (exclusive of amortization and depreciation shown below):
Monitoring and related services	18,849	25.6	13,971	25.0
Other	9,427	12.8	6,710	12.0

Total cost of revenue (exclusive of amortization And depreciation shown below)	28,276	38.4	20,681	37.0

Selling expense	10,797	14.6	9,348	16.7
General and administrative expense	16,607	22.5	13,309	23.8
Merger related severance	2,418	3.3	—	—
Recapitalization costs	—	—	4,452	8.0
Amortization of intangibles and depreciation expense	13,626	18.5	8,548	15.3
Total operating expenses	43,448	58.9	35,657	63.8
Operating income	$2,014	2.7%	$(414)	(0.8)%

Three months ended June 30, 2007 Compared to three months ended June 30, 2006.  We had a net increase of 110,765 customers in the second quarter of 2007 compared to a net decrease of 2,445 customers in the second quarter of 2006.  The increase is 2007 is primarily attributable to customers acquired in the Merger.  The average customer base for the second quarter of 2007 and 2006 was 561,943 and 513,618, respectively, or an increase of 48,325 customers.  We are currently focused on reducing attrition, developing cost effective marketing programs and generating positive cash flow.  The change in our Retail segment customer base for the period is shown below.

	Three Months Ended June 30,
	2007	2006

Beginning Balance, April 1	506,560	514,840
Customer additions	14,739	13,626
Customer additions from Merger	115,824	—
Customer losses (a)	(19,671)	(15,936)
Other adjustments	(127)	(135)
Ending Balance, June 30	617,325	512,395

(b)         Customer losses in 2006 is net of reactivation of 185 customers that were affected by Hurricane Katrina.

For a roll-forward of Retail segment RMR, please see the segment table in the “Summary of Other Significant Matters—Recurring Monthly Revenue,” above.

Monitoring and related services revenue increased 27.7% in the second quarter of 2007 compared to the second quarter of 2006, primarily due to the addition of Retail customers acquired in the Merger.  Excluding the impact of the Merger, monitoring and related services revenue would have increased 1.8% due to a decline in attrition.  See “Summary of Other Significant Matters—Recurring Monthly Revenue,” above for additional information and discussion regarding the increase in recurring monthly revenue.  This revenue consists primarily of contractual revenue derived from providing monitoring and maintenance service.

Other revenue includes $2.8 million in amortization of previously deferred revenue for the second quarter of 2007 and $1.7 million in the second quarter of 2006.  We also experienced an increase in outright commercial sales in the second quarter of 2007 compared to the second quarter of 2006 due to the expansion of our commercial and national accounts sales force and the addition of IASG’s commercial sales force.  This revenue is generated from our internal installations of new alarm systems and consists primarily of sales of burglar alarms, closed circuit televisions, fire alarms and card access control systems to commercial customers, as well as amortization of previously deferred revenue.

Cost of monitoring and related services revenue increased by approximately 34.9% in the second quarter of 2007 compared to the second quarter of 2006, primarily due to the addition of Retail customers acquired through the Merger.  Excluding the impact of the Merger, cost of monitoring and related services revenue would have increased 9.2% due to an increase in monitoring labor, telecom costs, service job labor and fuel costs.  Monitoring costs, which include the costs of monitoring, billing, customer service and field operations, increased primarily as a result of an increase in the percentage of customers who choose lower margin, enhanced services in addition to basic monitoring service.  The increase in service job costs is partly attributable to the relatively higher costs of servicing our growing commercial account base and to maintaining and upgrading systems required to provide cellular-based monitoring services.  Cost of monitoring and related services revenue as a percentage of the related revenue in the second quarter of 2007 increased to 29.2% from 27.6% in the second quarter of 2006.  See “Monitoring and Related Services Margin,” above, for additional information related to the increase in the cost of monitoring and related services revenue.

Cost of other revenue includes $3.8 million in amortization of previously deferred customer acquisition costs for the second quarter of 2007 and $2.8 million in the second quarter of 2006.  We also experienced an increase in cost of other revenue related to the increase in outright commercial sales in the second quarter of 2007 compared to the second quarter of 2006.  These costs consist primarily of equipment and labor charges to install alarm systems, closed circuit televisions, fire alarms and card access control systems sold to our customers, as well as amortization of previously deferred customer acquisition costs.

Selling expense includes $3.8 million in amortization of previously deferred customer acquisition costs for the second quarter of 2007 and $2.8 million in the second quarter of 2006.  In addition, other selling expense has increased over second quarter 2006 levels due to an increase in our commercial and national accounts sales force, expansion of our telesales group and an increase in outright commercial sales commissions.

General and administrative expense as a percent of revenue decreased to 22.5% in the second quarter of 2007 from 23.8% in the second quarter of 2006 as a result of increased scale arising from the Merger.

Amortization of intangibles and depreciation expense increased in the second quarter of 2007 compared to the second quarter of 2006 as a result of the increased amortization related to the acquisition of additional customers in the Merger.

Wholesale Segment

The following table provides information for comparison of the Wholesale segment operating results for the periods presented.  Next to each period’s results of operations, we provide the relevant percentage of total revenue so that you can make comparisons about the relative change in revenue and expenses.

	For the three months ended June 30,
	2007		2006
	(dollars in thousands)
Revenue:
Monitoring and related services	$11,090	100.0%	$2,703	100.0%
Total revenue	11,090	100.0	2,703	100.0

Cost of revenue (exclusive of amortization and depreciation shown below):
Monitoring and related services	5,337	48.1	1,444	53.4
Total cost of revenue (exclusive of amortization and depreciation shown below)	5,337	48.1	1,444	53.4

Selling expense	354	3.2	78	2.9
General and administrative expense	2,793	25.2	570	21.1
Amortization of intangibles and depreciation expense	1,823	16.4	199	7.4
Total operating expenses	4,970	44.8	847	31.4
Operating income	$783	7.1%	$412	15.2%

Three months ended June 30, 2007 compared to three months ended June 30, 2006.

	Three Months Ended June 30,
	2007	2006

Beginning Balance, April 1	194,489	185,221
Customer additions	92,261	10,702
Customer additions from Merger	597,478	—
Customer losses	(44,145)	(8,034)
Other adjustments	(391)	126
Ending Balance, June 30	839,692	188,015

For a roll-forward of Wholesale segment RMR, please see the segment table in the “Summary of Other Significant Matters–Recurring Monthly Revenue,” above.

Monitoring and related services revenue increased significantly in the second quarter of 2007 compared to the second quarter of 2006 due to the addition of customers through the Merger.  This revenue consists primarily of contractual revenue derived from providing monitoring and maintenance service.  Excluding the impact of the Merger, monitoring and related services revenue would have increased by 11.0% due to internal sales efforts.

Cost of monitoring and related services revenue generally relates to the cost of providing monitoring service including the costs of monitoring and dealer care.  These costs increased due to an increase in the customer base from the acquisition of IASG; however, cost of monitoring and related services revenue as a percentage of related revenue decreased to 48.1% in the second quarter of 2007 from 53.4% in the second quarter of 2006 due to the decrease in such revenue.

Selling expense for the second quarter of 2007 increased significantly compared to the second quarter of 2006 due to an expansion of our sales force and an increase in internal sales efforts as a result of the Merger.

General and administrative expense as a percent of revenues for the three months ended June 30, 2007 increased compared to the same period of 2006.  This increase is primarily attributable to compensation expense of duplicative back office personnel which are expected to continue on a declining basis through the remainder of 2007 or until the Merger transition is complete.

Amortization of intangibles and depreciation expense for the second quarter of 2007 increased compared to the second quarter of 2006 as a result of dealer relationships acquired in the Merger.

Multifamily Segment

The following table provides information for comparison of our Multifamily segment operating results for the periods presented.  Next to each period’s results of operations, we provide the relevant percentage of total revenue so that you can make comparisons about the relative change in revenue and expenses.  Our Multifamily segment was unaffected by the Merger.

	For the three months ended June 30,
	2007		2006
	(dollars in thousands)
Revenue:
Monitoring and related services	$7,986	96.3%	$8,451	99.2%
Other	307	3.7	72	0.8
Total revenue	8,293	100.0	8,523	100.0

Cost of revenue (exclusive of amortization and depreciation shown below):
Monitoring and related services	2,027	24.4	1,997	23.4
Other	770	9.3	403	4.7
Total cost of revenue (exclusive of amortization and depreciation shown below)	2,797	33.7	2,400	28.1

Selling expense	251	3.0	594	7.0
General and administrative expense	2,060	24.8	1,702	20.0
Amortization of intangibles and depreciation expense	1,588	19.2	1,615	18.9
Total operating expenses	3,899	47.0	3,911	45.9
Operating income	$1,597	19.3%	$2,212	26.0%

2007 Compared to 2006.  We had a net decrease of 4,940 customers in the second quarter of 2007 compared to a net decrease of 3,366 customers in the second quarter of 2006, excluding conversion adjustments.  Beginning in December 2006, the number of customer accounts is reduced by Retail sites at risk.  Customer losses without the at-risk adjustment would have been 6,687 in the second quarter of 2007.  The average customer base was 287,490 for the second quarter of 2007 compared to 308,992 for the second quarter of 2006.  The change in Multifamily’s customer base for the period is shown below.

	Three Months Ended June 30,
	2007	2006

Beginning Balance, April 1,	289,960	312,971
Customer additions	1,924	2,473
Customer losses	(6,864)	(5,839)
Conversion adjustments	—	(4,593)
Ending Balance, June 30,	285,020	305,012

For a roll-forward of Multifamily segment RMR, please see the segment table in the “Summary of Other Significant Matters–Recurring Monthly Revenue,” above.

Monitoring and related services revenue decreased 5.5% in the second quarter of 2007 compared to the second quarter of 2006.  This decrease is the result of the decline in our customer base as well as a decrease in service job revenue.  This revenue consists primarily of contractual revenue derived from providing monitoring and maintenance service.

Other revenue includes approximately $73,000 in amortization of previously deferred revenue for the second quarter of 2007 and approximately $30,000 in the second quarter of 2006.  The decrease in other revenue is primarily due to a decrease in revenue from the sale of access control systems.

Cost of monitoring and related services revenue generally relates to the cost of providing monitoring service including the costs of monitoring, customer service and field operations.  These costs increased approximately 1.5%.  Cost of monitoring and related services revenue as a percentage of related revenue increased to 25.4% in the second quarter of 2007 from 23.6% in the second quarter of 2006 due to the decrease in such revenue.

Cost of other revenue increased by approximately $0.4 million in the second quarter of 2007 compared to the same period of 2006.  These costs consist primarily of the costs to install access control systems and amortization of installation costs previously deferred.  Amortization of previously deferred costs increased approximately $0.3 million in the second quarter of 2007 compared to the second quarter of 2006.

Selling expense for the second quarter of 2007 decreased 57.7% compared to the second quarter of 2006.  Selling expenses include approximately $28,000 in amortization of previously deferred customer acquisition costs for the second quarter of 2007 and approximately $9,000 for the second quarter of 2006.  The decline in selling expense primarily relates to the elimination of the Vice President of Sales position in 2007.  Responsibilities for this position, in addition to oversight of field service and installation personnel, were transitioned to a new Senior Vice President position, which is classified as general and administrative expense.

General and administrative expense in the second quarter of 2007 was 21.0% higher than in the second quarter of 2006.  Increases in wages and related expense, travel and professional services are primarily responsible for the increase including amounts related to the new Senior Vice President position discussed above.

Amortization of intangibles and depreciation expense for the second quarter of 2007 decreased 1.7% compared to the second quarter of 2006 because depreciation on assets acquired after the second quarter of 2006 is less than depreciation on assets that have become fully depreciated since the end of that same period.

Liquidity and Capital Resources

We expect to generate cash flow in excess of that required for operations and for interest payments.  The senior credit facility is subject to an early maturity date of June 30, 2008 if the Senior Subordinated Notes remain outstanding at that time.  Accordingly, the indebtedness outstanding under the senior credit facility is classified and presented as a current liability as of June 30, 2007.  We intend to repay or refinance our indebtedness related to the Senior Subordinated Notes or amend the covenants contained in, or obtain a waiver from the lenders party to, our Senior Credit Agreement before June 30, 2008.

On April 26, 2006, we amended and restated our Senior Credit Agreement increasing our outstanding term loan borrowings under the senior credit facility by approximately $66.8 million to $300.0 million.  The applicable margin with respect to the amended term loan was reduced by 0.5% to 1.5% for a base rate borrowing and 2.5% for a Eurodollar borrowing.

On March 13, 2007, we further amended our Senior Credit Agreement.  Pursuant to the Senior Credit Agreement amendment, the lenders, among other things, consented to: (1) the consummation of the Merger, (2) the issuance by POAMI of the Senior Secured Notes, (3) the guarantee by IASG and its subsidiaries of our obligations under the Senior Credit Agreement, (4) the guarantee and granting of second priority security interests by Protection One, Inc. and its subsidiaries to the holders of the Notes, (5) the adjustment of certain financial covenants contained in the Senior Credit Agreement and (6) the amendment of certain negative covenants contained in the Senior Credit Agreement in order to reflect the increased size of the loan parties and activities of IASG.  The Senior Credit Agreement amendment also reduced the applicable margin with respect to term loans under the Senior Credit Agreement by 0.25% to 1.25% for a base rate borrowing and 2.25% for a Eurodollar borrowing.  Furthermore, pursuant to the Senior Credit Agreement amendment, we may request the establishment of one or more new term loan commitments in an aggregate amount of up to $50 million, provided that the administrative agent may decline to arrange such new term loan commitments and any lender may decline to provide such new term loan commitments.

The senior credit facility continues to include a $25.0 million revolving credit facility, of which approximately $22.9 million remains available as of August 10, 2007 after reducing total availability by approximately $2.1 million for an outstanding letter of credit.  We intend to use any other proceeds from borrowings under the senior credit facility, from time to time, for working capital and general corporate purposes.  The revolving credit facility matures in 2010 and the term loan matures in 2012, subject to earlier maturity if we do not refinance our 8.125% senior subordinated notes due 2009 before June 30, 2008.

In an effort to limit our exposure to interest rate risk on our variable rate senior credit facility, we purchased interest rate caps in the aggregate amount of $0.9 million during the second quarter of 2005.  Our objective is to protect against increases in interest expense caused by fluctuation in LIBOR.  One interest rate cap provides protection on a $75 million tranche of our long term debt over a five-year period ending May 24, 2010 if LIBOR exceeds 6%.  A second interest rate cap provides protection on a separate $75 million tranche of our long term debt over a three-year period ending May 23, 2008 if LIBOR exceeds 5%.

Operating Cash Flows for the Six Months Ended June 30, 2007.  Our operations provided cash of $23.5 million and $23.2 million for the first six months of 2007 and 2006, respectively.  We expect to continue to generate cash from operating activities in excess of the cash required for operations and interest payments.

Investing Cash Flows for the Six Months Ended June 30, 2007.   We used a net $15.1 million and $16.7 million for our investing activities for the first six months of 2007 and 2006, respectively.  We invested a net $16.8 million in cash to install and acquire new accounts (including rental equipment) and $1.9 million to acquire fixed assets in the first six months of 2007.  We also acquired a net of $3.1 million in cash related to the Merger.  We invested a net $14.5 million in cash to install and acquire new accounts (including rental equipment), invested $1.9 million to acquire fixed assets and increased our restricted cash by $0.3 million for additional surety bonding requirements in the first six months of 2006.

Financing Cash Flows for the Six Months Ended June 30, 2007.   Financing activities used a net $3.9 million and $5.3 million in the first six months of 2007 and 2006, respectively.  In the first six months of 2007, we paid $2.1 million for the reduction of long term debt and capital leases and $1.7 million for debt and stock issuance costs.  In the first six months of 2006, we received $66.8 million in additional borrowings, paid $0.3 million for debt issuance costs, paid $1.3 million for the reduction of long term debt and distributed $70.5 million to shareholders.

Material Commitments.  Our contractual cash obligations are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.  Significant changes in these commitments are described below.  We have future, material, long-term commitments, which, as of June 30, 2007, included $296.3 million related to the senior credit facility, $110.3 million related to the 8.125% Senior Subordinated Notes and $115.3 million related to the 12% Senior Secured Notes.

On April 2, 2007, POAMI completed the Exchange Offer for up to $125 million aggregate principal amount of the IASG Notes.  Pursuant to the terms of the Exchange Offer, validly tendered IASG Notes were exchanged for the Senior Secured Notes.  Of the $125 million aggregate principal amount of IASG Notes outstanding, approximately $115.3 million were tendered for exchange.  IASG Notes that were not tendered for exchange were redeemed on May 2, 2007.  In connection with the Exchange Offer, IASG solicited consents for amendments to and waivers of certain provisions under the IASG Indenture.  Such amendments and waivers were approved and are set forth in the Supplemental Indenture among IASG, the guarantors named therein and the Trustee.

The Senior Secured Notes, which rank equally with POAMI’s existing and future senior secured indebtedness and any indebtedness incurred under POAMI’s senior credit facility, are jointly and severally guaranteed by Protection One, Inc. and its subsidiaries and secured by second priority liens granted to the Trustee for the benefit of the holders of the Senior Secured Notes on substantially all of our and our subsidiaries’ tangible and intangible property.

Debt Covenants.  The indentures relating to the our Senior Subordinated Notes, the Senior Secured Notes and the Senior Credit Agreement contain certain covenants and restrictions, including with respect to our ability to incur debt and pay dividends, based on earnings before interest, taxes, depreciation and amortization, or EBITDA.  The definition of EBITDA varies between the indenture and the Bank Credit Facility.  EBITDA is generally derived by adding to income (loss) before income taxes, the sum of interest expense, depreciation and amortization expense, including amortization of deferred customer acquisition costs less amortization of deferred customer acquisition revenue.  However, under the varying definitions, additional adjustments are sometimes required.

Our amended and restated Senior Credit Agreement and the indentures relating to our Senior Subordinated Notes and to our Senior Secured Notes contain the financial covenants and current tests, respectively, summarized below:

Debt Instrument	Financial Covenant and Current Test
Senior credit facility	Consolidated total debt on last day of period/ consolidated EBITDA for most recent four fiscal quarters—less than 6.0 to 1.0 and
Consolidated EBITDA for most recent four fiscal quarters/consolidated interest expense for most recent four fiscal quarters—greater than 1.75 to 1.0
Senior Secured Notes	Current fiscal quarter EBITDA/current fiscal quarter interest expense—greater than 2.25 to 1.0
Senior Subordinated Notes	Current fiscal quarter EBITDA/current fiscal quarter interest expense—greater than 2.25 to 1.0

At June 30, 2007, we were in compliance with the financial covenants and other maintenance tests for each of our debt instruments.  The interest coverage ratio tests under the indentures are incurrence based tests (not maintenance tests), and we cannot be deemed to be in default solely due to failure to meet the interest coverage ratio tests under the indentures.  Failure to meet the interest coverage ratio tests could result in restrictions on our ability to incur additional ratio indebtedness; however, we may borrow additional funds under other permitted indebtedness provisions of the indentures, including all amounts currently available under the revolving credit facility.

These debt instruments also restrict our ability to pay dividends to stockholders, but do not otherwise restrict our ability to fund cash obligations.

Off-Balance Sheet Arrangements.  We had no off-balance sheet transactions or commitments as of or for the six months ended June 30, 2007, other than as disclosed above.

Credit Ratings.  Standard & Poor’s (S&P) and Moody’s Investors Service (Moody’s) are independent credit-rating agencies that rate our debt securities.   In conjunction with the additional financing from the senior credit facility, these rating agencies reevaluated our debt securities and both determined that their ratings of our debt would remain unchanged upon completion of the additional financing and subsequent distribution.  Subsequent to the additional financing from the senior credit facility, S&P raised the rating on our Senior Credit Facility reflecting an increase in collateral due to the Merger.  As of August 10, 2007, our debt instruments were rated as follows:

	Senior Credit Facility	8.125% Senior Subordinated Notes Due 2009	12.0% Senior Secured Notes Due 2011	Outlook
S & P	BB	B-	B+	Negative
Moody’s	Ba3	Caa1	B3	Stable

In general, revenue declines and reductions in operating margin leave our credit ratings susceptible to downgrades, which make debt financing more costly and more difficult to obtain.

Capital Expenditures. Assuming we have available funds, net capital expenditures for 2007 (inclusive of amounts spent through June 30, 2007) and 2008 are expected to be approximately $45.5 million and $50.3 million, respectively, of which approximately $10.0 million and $7.3 million, respectively, would be used for fixed asset purchases, with the balance to be used for net customer acquisition costs and non-monitored leased equipment.  These estimates are prepared for planning purposes and are revised from time to time.  Actual expenditures for these and other items not presently anticipated may vary materially from these estimates during the course of the years presented.

Tax Matters.  We generally do not expect to be in a position to record tax benefits for losses incurred in the future.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our senior credit facility is a variable rate debt instrument, and as of August 10, 2007, we had borrowings of $296.3 million outstanding.  Interest rate caps purchased in the second quarter of 2005 cap LIBOR (i) for three years ending May 23, 2008 at 5.0% on a $75 million tranche of borrowings and (ii) for five years ending May 24, 2010 at 6% on a separate $75 million tranche.  Depending on the level of LIBOR, a 100 basis point change in the debt benchmark rate would affect pretax income as indicated in the table below.

LIBOR	Increase in pretax income due to 100bp decrease in interest rates	Decrease in pretax income due to 100bp increase in interest rates
	(dollars in millions)
Below 4.0%	$3.0	$(3.0)
4.5%	$3.0	$(2.6)
5.0%	$3.0	$(2.2)
5.5%	$2.6	$(1.8)
6.0%	$2.2	$(1.5)

ITEM 4.  CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods.  As of June 30, 2007, the Company’s management, under the supervision and with the participation of our chief executive officer and our chief financial officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2007, our disclosure controls and procedures were effective (a) to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) to include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

On April 2, 2007, the Company acquired IASG.  See Note 2, “IASG Acquisition,” to the Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for information on the Company’s acquisition of IASG.  As a part of its ongoing integration activities, the Company is continuing to incorporate its controls and procedures into this recently acquired business.  There have been no other changes in our internal control over financial reporting that, in our judgment, either materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our management, including our chief executive officer and chief financial officer, recognize that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving management’s control objectives.

PART II

OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

Information relating to legal proceedings is set forth in Note 9 of the Notes to Consolidated Financial Statements included in Part I of this report, which information is incorporated herein by reference.

ITEM 1A.   RISK FACTORS.

The risks described below update the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and should be read in conjunction with those risk factors and the factors discussed elsewhere in this Quarterly Report on Form 10-Q and our other filings with the SEC.  These cautionary statements are intended to highlight certain factors that may affect our financial condition and results of operations and are not meant to be an exhaustive discussion of risks that apply to public companies with broad operations, such as us.

Restrictive covenants restrict our ability to operate our business and to pursue our business strategies, and our failure to comply with these covenants could result in an acceleration of our indebtedness.

The Senior Credit Agreement, the Senior Secured Notes Indenture and the Senior Subordinated Notes Indenture contain covenants that restrict our ability to finance future operations or capital needs, to respond to changing business and economic conditions or to engage in other transactions or business activities that may be important to our growth strategy or otherwise important to us. The Senior Credit Agreement, the Senior Secured Notes Indenture and the Senior Subordinated Notes Indenture restrict, among other things, our ability to:

•                  incur additional indebtedness or enter into sale and leaseback transactions;

•                  pay dividends or make distributions on our capital stock or certain other restricted payments or investments;

•                  purchase or redeem stock;

•                  issue stock of our subsidiaries;

•                  make investments and extend credit;

•                  engage in transactions with affiliates;

•                  transfer and sell assets;

•                  effect a consolidation or merger or sell, transfer, lease or otherwise dispose of all or substantially all of our assets; and

•                  create liens on our assets to secure debt.

In addition, our senior credit facility requires us to meet certain financial ratios and to repay outstanding borrowings with portions of the proceeds we receive from certain sales of property or assets and specified debt and equity offerings. Our financial results may be affected by unforeseen adverse events, and we may not be able to meet the financial ratio requirements.

Any breach of the covenants in our Senior Credit Agreement, the Senior Subordinated Notes Indenture or the Senior Secured Notes Indenture could cause a default under such instruments. If there were an event of default under any of our debt instruments that was not cured or waived, the holders of the defaulted debt could cause all amounts outstanding with respect to the debt instrument to be due and payable immediately. Our assets and cash flow would not be sufficient to fully repay borrowings under our outstanding debt instruments if accelerated upon an event of default. If, as or when required, we are unable to repay, refinance or restructure our indebtedness under, or amend the covenants contained in, our Senior Credit Agreement, the lenders under our senior credit facility could institute foreclosure proceedings against the assets securing borrowings under our senior credit facility.

If we are unable to repay or refinance our Senior Subordinated Notes prior to June 30, 2008 or amend the covenants contained in our Senior Credit Agreement or obtain a waiver from the lenders party to the Senior Credit Agreement, our outstanding indebtedness under our senior credit facility will become due and payable.

The borrowings under our senior credit facility are subject to early maturity if we do not repay or refinance the entire principal amount of our outstanding Senior Subordinated Notes on or before June 30, 2008. If we do not repay or refinance all of our Senior Subordinated Notes on or before June 30, 2008, the aggregate amount outstanding under the senior credit facility will become immediately due and payable. If we are unable to repay, refinance or restructure our indebtedness under, amend the covenants contained in, or obtain a waiver from the lenders party to, our Senior Credit Agreement before we are required to repay or refinance the Senior Subordinated Notes, the lenders under our senior credit facility could institute foreclosure proceedings against the assets securing borrowings under the senior credit facility.

We rely on technology that may become obsolete, which could require significant capital expenditures.

 Our monitoring services depend upon the technology (hardware and software) of security alarm systems. In order to maintain our customer base that currently uses security alarm components that are or could become obsolete, we may be required to upgrade or implement new technologies that could require significant capital expenditures. For example, we have an installed base of alarm systems that use an analog wireless network for sending signals from the location of the alarm system to our monitoring centers. The carriers that provide the required analog wireless network services have announced their intent to discontinue providing that service in February 2008. As a result, we are upgrading some of the affected alarm systems. The cost and process of this upgrade will continue to adversely affect our earnings and cash flow until at least February 2008 and could adversely affect attrition. In the future, we may not be able to successfully implement new technologies or adapt existing technologies to changing market demands. If we are unable to adapt in response to changing technologies, market conditions or customer requirements in a timely manner, such inability could adversely affect our business.

Shifts in our current and future customers’ selection of telecommunications services could increase customer attrition and could adversely impact our earnings and cash flow.

Certain elements of our operating model rely on our customers’ selection and continued use of traditional, land-line telecommunications services, which we use to communicate with our monitoring operations. In order to continue to service existing customers who cancel their land-line telecommunications services and to service new customers who do not subscribe to land-line telecommunications services, customers must upgrade to alternative and often more expensive wireless or internet based technologies. Higher costs may reduce the market for new customers of alarm monitoring services, and the trend away from traditional land lines to alternatives may mean more existing customers will cancel service with us. Our Multifamily segment, in particular, has experienced customer cancellations arising from low penetration of land-line based phone services in rental units. Continued shifts in customers’ preferences regarding telecommunications services could continue to impact adversely our earnings, cash flow and customer attrition.

The failure to successfully integrate IASG’s business and operations in the expected time frame may adversely affect our future results.

The success of the Merger will partially depend on our ability to realize the anticipated benefits from combining the businesses of Protection One and IASG. To realize these anticipated benefits, however, the businesses of Protection One and IASG must be successfully combined. If we are unable to achieve these objectives, or if the integration costs are higher than anticipated, the anticipated benefits of the Merger may not be realized fully or at all or may take longer to realize or be more costly than expected. Given that the Merger was recently completed, a successful integration of the businesses of Protection One and IASG is uncertain.

It is possible that the integration of the Protection One and IASG businesses could result in the loss of customers and employees, as well as the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies, any or all of which could adversely affect our ability to maintain relationships with customers, including former IASG customers, and employees or to achieve the anticipated benefits of the Merger. Integration efforts will also divert management attention and could have an adverse effect on the combined company. As part of the integration process, we will need to integrate the accounting and internal control systems of IASG with ours. As of December 31, 2005, IASG’s management determined that IASG did not maintain effective controls over accounts receivable, revenue and deferred revenue accounts and that this control deficiency constituted a material weakness. In its Annual Report of Form 10-K for the fiscal year ended December 31, 2006, IASG concluded that as of December 31, 2006, these material weaknesses had been remediated. As part of the integration process, we or our registered public accounting firm may identify additional material weaknesses or significant deficiencies in the future.

We may not be able to realize any or all of the anticipated benefits from prior or future acquisitions of portfolio alarm monitoring contracts.

Acquisitions of end-user alarm monitoring contracts involve a number of risks, including the possibility that the acquiring company will not be able to realize the recurring monthly revenue stream it contemplated at the time of acquisition because of higher than expected attrition rates or fraud. Although we generally complete an extensive due diligence process prior to acquiring alarm monitoring contracts and obtain representations and warranties from sellers, we may not detect fraud, if any, on the part of any seller, including the possibility that any seller misrepresented the historical attrition rates of the sold contracts or sold or pledged the contracts to a third party. If the sale of alarm monitoring contracts involves fraud or the representations and warranties are otherwise inaccurate, it may not be possible to recover from the seller damages in an amount sufficient to fully compensate us for any resulting losses. In such event, we may incur significant costs in litigating ownership or breach of acquisition contract terms.

Our customer acquisition and creation strategies and the competitive market for the acquisition and creation of customer accounts may affect our future profitability.

Prior to 2000, we grew very rapidly by acquiring portfolios of alarm monitoring accounts through acquisitions and dealer purchases. Since our current management team joined us in 2001, our account acquisition strategy has evolved to emphasize our internal sales force, supported by traditional marketing practices and by forming marketing alliances. In addition, we seek to augment our internal efforts with acquisitions when suitable market conditions exist. If our current strategy is not successful, our customer base could continue to decline.

If we are successful executing a customer acquisition strategy emphasizing internal sales, selling costs will increase our expenses and uses of cash. Failure to replace customers lost through attrition or increased use of cash to replace those customers could have a material adverse effect on our business, financial condition, results of operations and ability to service debt obligations. Increased competition from other alarm monitoring companies could require us to reduce our prices for installations, decrease the monitoring fees we charge our customers and take other measures that could reduce our margins. These decreases and other measures could have a material adverse effect on us.

Prior to the Merger, IASG focused on acquisitions of alarm companies and account acquisitions through relationships with independent dealers. Accordingly, following the Merger, we compete with several companies that have account acquisition and loan programs for independent dealers and some of those competitors are larger than we are and have more capital than we do. Increased competition from other alarm monitoring companies could require us to pay more for account acquisitions and take other measures that could reduce returns from investing in acquisitions of customer accounts. These measures could have a material adverse effect on us.

Loss of customer accounts could materially adversely affect our operations.

We experience the loss of accounts as a result of, among other factors:

•                  relocation of customers;

•                  customers’ inability or unwillingness to pay our charges;

•                  adverse financial and economic conditions;

•                  customers’ perceptions of value;

•                  competition from other alarm service companies;

•                  wholesale dealers’ perceptions of channel conflict with us;

•                  the sale of accounts by wholesale dealers to third parties who choose to monitor the purchased accounts elsewhere; and

•                  the purchase of our wholesale dealers by third parties who choose to monitor elsewhere.

We may experience the loss of newly acquired or created accounts to the extent we do not integrate or adequately service those accounts. Customer loss may not become evident for some time after an acquisition is consummated because some acquired accounts are prepaid on an annual, semiannual or quarterly basis. While attrition rates in our Retail segment had declined significantly prior to the Merger, we expect higher attrition rates from the retail portfolio acquired from IASG to result in our losing more retail recurring monthly revenue, or RMR, than we add in the near term. We also expect Multifamily account and RMR losses to exceed additions until the efforts we are making to acquire new accounts and further reduce our rate of attrition become more successful than they have been to date. Wholesale attrition could increase after the Merger if some of IASG’s dealers choose not to be monitored by a company affiliated with us due to perceptions of channel conflict or due to solicitations from former IASG employees. Net losses of customer accounts could materially and adversely affect our business, financial condition and results of operations.

We rely on a marketing alliance for the generation of many new retail accounts.

We have established a marketing relationship with BellSouth (now part of AT&T) to offer monitored security services to the residential, single-family market and to businesses in 17 of the larger metropolitan markets in the southeastern United States. While our southeast region accounted for 20%, 20% and 21% of our Retail RMR at the end of 2004, 2005, and 2006, respectively, that region was responsible for creating approximately 26% of our total new Retail RMR created in each of 2004 and 2005 and 29% of our total new Retail RMR in 2006.

The marketing alliance may be terminated by mutual written consent, by either party upon 180 days notice, or earlier upon the occurrence of certain events. Due to AT&T’s recent acquisition of BellSouth, we expect that AT&T may reevaluate whether to continue our marketing alliance or seek to modify the terms governing our marketing alliance. Termination of this arrangement could have a material adverse effect on our ability to generate new customers and RMR in this territory.

Declines in rents, occupancy rates and new construction of multifamily dwellings may affect our sales in this marketplace.

Demand for alarm monitoring services in the Multifamily segment is tied to the general health of the multifamily housing industry. This industry is dependent upon prevailing rent levels and occupancy rates as well as the demand for construction of new properties. In our Multifamily segment, we experienced an increase in attrition rates in 2006 compared to 2005 partially due to an increase in the total number of rental units eligible for renewal from property contracts. The total number of units from property contracts eligible for renewal in 2007 is approximately the same as the number of units that were eligible in 2006. Given the generally cyclical nature of the real estate market, we believe that, in the event of a decline in the market factors described above, it is likely that demand for our alarm monitoring services to multifamily dwellings would also decline, which could negatively impact our results of operations.

In the event that adequate insurance is not available or our insurance is not deemed to cover a claim, we could face liability.

We carry insurance of various types, including general liability and professional liability insurance in amounts management considers adequate and customary for the industry. Some of our insurance policies, and the laws of some states, may limit or prohibit insurance coverage for punitive or certain other types of damages, or liability arising from gross negligence. If we incur increased losses related to employee acts or omissions, or system failure, or if we are unable to obtain adequate insurance coverage at reasonable rates, or if we are unable to receive reimbursements from insurance carriers, our financial condition and results of operations could be materially and adversely affected.

We depend on our relationships with alarm system manufacturers and suppliers. If we are not able to maintain or renew these alliances or our manufacturers and suppliers fail to provide us with innovative product offerings, our ability to create new customers and service our existing account base could be negatively affected.

We currently have agreements with certain electronic security system manufacturers and suppliers of hardware for products that we install in customer locations as part of new systems or as replacement parts for existing systems. We may not be able to maintain or renew our existing product sourcing arrangements on terms and conditions acceptable to us, or at all, if one or more of our suppliers discontinue offering a technology we have relied on or if one or more of our suppliers exits the electronic security system market. If we are unable to maintain or renew our existing relationships, we may incur additional costs creating new supplier arrangements and in servicing existing customers.

We are also dependent on our electronic security system manufacturers for continued technological innovation. If the electronic security system product families we have invested in fail to keep pace with other manufacturers’ and suppliers’ technologies, we may incur additional training and inventory costs and our ability to attract new customers and service our existing customers could be adversely affected.

We are dependent upon our experienced senior management, who would be difficult to replace.

The success of our business is largely dependent upon the active participation of our executive officers, who have extensive experience in the industry. As a result, we have entered into employment agreements with each of our executive officers. The terms of these employment agreements are automatically extended for an indefinite number of one-year periods unless either party sends written notice to the other party of its intention not to renew the agreement at least 30 days prior to the expiration of the one-year period. The loss of service of one or more of such officers or the inability to attract or retain other qualified personnel for any reason may have an adverse effect on our business.

Our ability to utilize our net operating loss carryforwards may be limited.

If a corporation undergoes an “ownership change” within the meaning of Internal Revenue Code (“IRC”) Section 382, an annual limitation is imposed on the amount of taxable income a corporation may offset with net operating losses generated prior to the ownership change. Any unused annual limitation may be carried over to later years until the applicable expiration date for the respective net operating loss carryforwards.

Protection One and IASG have federal net operating loss carryforwards, the use of some of which is limited due to prior IRC Section 382 ownership changes. We currently reserve fully the deferred tax assets attributable to such net operating loss carryforwards because management believes the deferred tax assets are not likely realizable.

It is possible that future offerings, when considered together with this offering and our past equity transactions, such as the Merger, could trigger an ownership change for purposes of IRC Section 382. Any such ownership change might further limit our ability to use any net operating losses generated prior to the ownership change. Even though this offering is not expected to trigger an ownership change, it will increase the likelihood that we may undergo an ownership change for purposes of IRC Section 382 in the future.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Our annual meeting of stockholders was held on June 27, 2007.  The following actions were approved at the meeting:

Election of nine nominees for the Board of Directors to serve for a term of one year.  Those nominated were Richard Ginsburg, Raymond C. Kubacki, Robert J. McGuire, Henry Ormond, Steven Rattner, Thomas J. Russo, David A. Tanner, Michael Weinstock and Arlene M. Yocum.

Stockholders of record as of May 23, 2007 were authorized to vote on the proposed actions.  We did not solicit proxies.  The results of the vote were as follows:

	Votes For	Abstentions or Broker and Other Non-votes
Richard Ginsburg	17,705,829	7,601,084
Raymond C. Kubacki	17,705,829	7,601,084
Robert J. McGuire	17,705,829	7,601,084
Henry Ormond	17,705,829	7,601,084
Steven Rattner	17,705,829	7,601,084
Thomas J. Russo	17,705,829	7,601,084
David A. Tanner	17,705,829	7,601,084
Michael Weinstock	17,705,829	7,601,084
Arlene M. Yocum	17,705,829	7,601,084

No other business was conducted at the annual meeting.

ITEM 5.   OTHER INFORMATION.

None.

ITEM 6.   EXHIBITS.

Exhibits. The following exhibits are filed or furnished with this Quarterly Report on Form 10-Q:

Exhibit Number	Exhibit Description

4.1

First Supplemental Indenture dated April 2, 2007, among Protection One Alarm Monitoring, Inc. and certain holders of the Protection One Alarm Monitoring, Inc. Notes (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K dated April 2, 2007).

4.2

Indenture dated as of April 2, 2007, among the Company, Protection One Alarm Monitoring, Inc., the other guarantors named therein and the Trustee (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K dated April 2, 2007).

4.3

Registration Rights Agreement dated April 2, 2007, among Protection One Alarm Monitoring, Inc. and certain holders of the Protection One Alarm Monitoring, Inc. Notes (incorporated by reference to Exhibit 4.3 of the Current Report on Form 8-K dated April 2, 2007).

4.4

Second Supplemental Indenture dated as of May 10, 2007, by and among Protection One Alarm Monitoring, Inc., Protection One, Inc., the guarantors thereto and The Bank of New York Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K dated May 10, 2007).

10.1

Employment Agreement dated March 8, 2007, by and among the Company, Protection One Alarm Monitoring, Inc. and Kimberly Lessner (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated March 8, 2007).

10.2

First Amendment dated March 13, 2007, by and among Protection One Alarm Monitoring, Inc., Protection One, Inc., the lenders party thereto and Bear Stearns Corporate Lending Inc., as administrative agent (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated March 13, 2007).

10.3

Amended and Restated Stockholders Agreement dated April 2, 2007, among Quadrangle Master Funding Ltd., POI Acquisition, LLC and the Company (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated April 2, 2007).

10.4

Notes Security Agreement dated April 2, 2007, among the Company, the Trustee and other parties named therein (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K dated April 2, 2007).

10.5	Pledge Agreement dated April 2, 2007, among the Company, the Trustee and other parties named therein (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K dated April 2, 2007).
10.6

Intercreditor Agreement dated April 2, 2007, among Bear Stearns Corporate Lending Inc., as administrative agent, the Trustee, Protection One Alarm Monitoring, Inc. and the Company (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K dated April 2, 2007).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

Date:	August 14, 2007	PROTECTION ONE, INC.
PROTECTION ONE ALARM MONITORING, INC.

		By:	/s/ Darius G. Nevin
Darius G. Nevin, Executive Vice President,
Chief Financial Officer and duly authorized
officer