Form 10-K
period 2007-12-31
PROTECTION ONE ALARM MONITORING INC; PROTECTION ONE INC
filed 2008-03-17
CIK 916310, 916230

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 1-12181-01		Commission file number: 1-12181
Protection One, Inc. (Exact name of registrant as specified in its charter)		Protection One Alarm Monitoring, Inc. (Exact name of registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	93-1063818 (I.R.S. Employer Identification No.)	Delaware (State or other jurisdiction of incorporation or organization)	93-1064579 (I.R.S. Employer Identification No.)
1035 N. 3rd Street, Suite 101, Lawrence, KS (Address of principal executive offices)	66044 (Zip Code)	1035 N. 3rd Street, Suite 101, Lawrence, KS (Address of principal executive offices)	66044 (Zip Code)

785-856-5500
(Registrant's telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class
Common Stock, par value $.01 per share, of Protection One, Inc.

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐    No ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes ☐    No ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

          As of June 29, 2007, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $110,408,286 based on the closing sale price as reported on the NASDAQ Global Market.

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at March 10, 2008
Common Stock, $0.01 par value per share	25,306,913 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Information Statement for the Annual Meeting of Stockholders to be held on or before July 26, 2008 (Information Statement)	Part I, II, III and IV

PART 1

FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K and the materials incorporated by reference herein include "forward-looking statements" intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Statements that are not historical fact are forward-looking statements. These forward-looking statements generally can be identified by, among other things, the use of forward-looking language such as the words "estimate," "project," "intend," "believe," "expect," "anticipate," "may," "will," "would," "should," "could," "seeks," "plans," "intends," or other words of similar import or their negatives. Such statements include those made on matters such as our earnings and financial condition, litigation, accounting matters, our business, our efforts to consolidate and reduce costs, our customer account acquisition strategy and attrition, our liquidity and sources of funding and our capital expenditures. All forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. The forward-looking statements included herein are made only as of the date of this report and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances, except as required by federal securities laws. Certain factors that could cause actual results to differ include: our history of losses, which are likely to continue; principal and interest payment requirements of and restrictive covenants governing our indebtedness; difficulty in integrating the businesses of Protection One and Integrated Alarm Services Group, Inc. ("IASG"); disruption from our merger with IASG, including lost business opportunities and difficulty maintaining relationships with employees, customers and suppliers; competition, including competition from companies that are larger than we are and have greater resources than we do; losses of our customers over time and difficulty acquiring new customers; termination of our marketing alliance with BellSouth; limited access to capital which may affect our ability to invest in the acquisition of new customers; changes in technology that may make our services less attractive or obsolete or require significant expenditures to upgrade; the development of new services or service innovations by our competitors; potential liability for failure to respond adequately to alarm activations; changes in management; the potential for environmental or man-made catastrophes in areas of high customer concentration; changes in conditions affecting the economy or security alarm monitoring service providers generally; and changes in federal, state or local government or other regulations or standards affecting our operations. New factors emerge from time to time, and it is not possible for us to predict all of such factors or the impact of each such factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

        See also Item 1A, "Risk Factors" for a discussion of these and other risks and uncertainties that could cause actual results to differ materially from those contained in our forward-looking statements.

INTRODUCTION

        Unless the context otherwise indicates, all references in this report to the "Company," "Protection One," "we," "us" or "our" or similar words are to Protection One, Inc., its direct wholly owned subsidiary, Protection One Alarm Monitoring, Inc. and Protection One Alarm Monitoring's wholly owned subsidiaries, and accordingly, there are no separate financial statements for Protection One Alarm Monitoring, Inc. Protection One, Inc. and Protection One Alarm Monitoring are Delaware corporations organized in September 1991.

        On April 2, 2007, we completed our acquisition of IASG (the "Merger"), whereby IASG became our wholly owned subsidiary. The acquisition was accounted for under the purchase method and operating results for IASG subsequent to the Merger are included in the consolidated financial statements.

        Stockholders and other security holders or buyers of our securities or our other creditors should not assume that material events subsequent to the date of this Form 10-K have not occurred.

ITEM 1.    BUSINESS

Overview

        We are a leading national provider of electronic security alarm monitoring services, providing installation, maintenance and electronic monitoring of alarm systems to single-family residential, commercial, multifamily and wholesale customers. We monitor signals originating from alarm systems designed to detect burglary, fire, medical, hold-up and environmental conditions, and from access control and closed-circuit-television ("CCTV") systems. Most of our monitoring services and a large portion of the maintenance services we provide our customers are governed by multi-year contracts with automatic renewal provisions that provide us with recurring monthly revenue ("RMR"). As of December 31, 2007 we monitored approximately 1.7 million sites. Based on information provided by a leading industry publication, we are the third largest provider of electronic security monitoring services in the United States based on RMR.

        We conduct our business through the following operating segments:

  •
  Retail.  Our Retail segment provides monitoring and maintenance services for electronic security systems directly to residential and business customers. We also sell and install electronic security systems for homes and businesses through our Retail segment in order to meet their security needs.

  •
  Wholesale.  We contract with independent security alarm dealers nationwide to provide alarm system monitoring services to their residential and business customers. We also provide business support services as well as financing assistance for these independent dealers by providing loans secured by alarm contracts and by purchasing alarm contracts.

  •
  Multifamily.  We provide monitoring and maintenance services for electronic security systems to tenants of multifamily residences under long-term contracts with building owners and managers.

        Our monitoring and related services revenue for the years ended December 31, 2007, 2006 and 2005 and our monitored sites composition at December 31, 2007, 2006 and 2005 were as follows:

	Percentage of Total
	2007		2006		2005
Market	Monitoring and Related Services Revenue	Sites	Monitoring and Related Services Revenue	Sites	Monitoring and Related Services Revenue	Sites
Retail	77.9%	34.5%	81.8%	51.0%	81.2%	50.9%
Wholesale	11.9	49.6	4.5	19.5	4.3	17.7
Multifamily	10.2	15.9	13.7	29.5	14.5	31.4

Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

        For the year ended December 31, 2007, we generated consolidated revenue of $347.9 million. Retail accounted for 79.8% of consolidated revenue, or $277.5 million, Wholesale accounted for 10.9% of consolidated revenue, or $38.0 million, and Multifamily accounted for 9.3% of consolidated revenue, or $32.4 million. Financial information for the past three years for each of our business segments is presented in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations" and in Item 8, Note 15 "Segment Reporting," and is incorporated herein by reference.

Retail

        Our Retail segment provides installation, maintenance and monitoring of electronic security systems to single-family residential and commercial customers. Our Retail business serves approximately 602,000 Retail customers with no single customer comprising more than 1% of our total consolidated revenue. Retail serves customers from 66 field locations and two centralized monitoring centers. Except for the customers acquired in the Merger, the majority of our new Retail customers are generated organically through our internal sales force, with less than 2% of our customer additions in 2007 acquired by purchase of customer contracts. Our reliance on an internal sales force enables us to control the sales process from inception and to manage the level of customer care afforded.

Wholesale

        Our Wholesale segment provides alarm monitoring services to independent alarm companies. Our Wholesale business serves approximately 4,800 independent alarm monitoring companies representing approximately 865,000 customers. Typically, we act as the sole provider of monitoring services to independent monitoring companies. For the year ended December 31, 2007, our Wholesale business accounted for 10.9% of our consolidated revenue.

Multifamily

        Our Multifamily segment provides alarm monitoring services to owners and managers of apartments, condominiums and other multifamily dwellings. We believe Multifamily is the leading national provider of alarm monitoring services to the multifamily sector with approximately 278,000 units in 1,600 properties in 485 cities.

Sources of Revenue

        Revenue is primarily generated from providing monitoring services in our Retail, Wholesale and Multifamily segments. For the year ended December 31, 2007, revenue generated from monitoring and related services accounted for 90.1% of our total revenue.

        Monitoring revenue is generated based on contracts that we enter into with our residential and commercial Retail and Multifamily customers. The typical initial contract term is three years for residential customers, five years for commercial customers and five to ten years, with an average of eight years, for Multifamily customers, with automatic renewal provisions where permitted. Our Wholesale customer contracts are generally month-to-month agreements. We generate incremental contractual recurring revenue from nearly all of our residential and commercial customers by providing additional services, such as maintenance.

        For the year ended December 31, 2007, installation and other revenue, derived principally from the sale of electronic security systems, contributed 9.9% of our total revenue. Electronic security systems typically are provided at a loss in connection with generating new contracts for recurring monitoring services. Approximately $0.5 million, or 1.6%, of installation and other revenue was derived from interest and fees related to our dealer loan program.

Industry and Competition

        According to an industry publication, the market for electronic security system sales, leasing, installation, monitoring and service totaled an estimated $32 billion in 2007. Over the past ten years, the industry has grown at an estimated compounded annual rate of 8.6%. Factors driving this growth include heightened security awareness and concerns regarding crime, demographic changes, an increase in dual income households, increased business travel and personal time away from the home, customer acceptance of value-added offerings such as wireless back-up, the rise in video applications and continuing strength in capital spending by businesses.

        The industry is comprised of more than 14,000 small and mid-sized, regional participants, the vast majority of which generate annual revenue of less than $500,000. We believe our primary competitors with national scope include the following:

  •
  ADT Security Services, Inc., a subsidiary of Tyco International, Ltd:

  •
  Brinks Home Security Inc., a subsidiary of The Brink's Company;

  •
  Monitronics International, Inc.; and

  •
  Stanley Security Solutions, a subsidiary of The Stanley Works.

        Competition in the security alarm industry is based primarily on brand awareness and company reputation, price, quality and reliability of services and systems, product solutions offered and the ability to identify and to solicit prospective customers as they move into homes and businesses or experience major life events such as marriage or the birth of a child. We believe that we compete effectively with other national, regional and local security alarm companies in both the residential and commercial markets.

Operations

        Our operations consist principally of installing, servicing and monitoring electronic security systems in the United States for residential and commercial Retail, Wholesale and Multifamily customers.

Centralized Monitoring, Customer Service and Enhanced Services

  Customer Security Solutions

        Intrusion and fire alarm systems include many different types of devices installed at customer premises designed to detect or react to various occurrences or conditions, such as intrusion or the presence of fire or smoke. These devices are connected to a computerized control panel that communicates through wire line and/or wireless communication channels to one of our monitoring facilities. In most systems, control panels can identify the nature of the alarm and the areas within the building where the sensor was activated and can transmit that information to one of our central monitoring stations.

        Access control systems provide physical security for a customer facility. They do this by limiting access to areas through locks and door mechanisms that are controlled by a computer or web service. Customers may establish schedules for when doors are unlocked or they may define access to individuals via uniquely identified cards. The cards are electronically validated at each door station through an electronic card reader. By limiting, enabling or disabling each user's card through the central controller, access control systems replace the need to manage keys.

        Video solutions provide customers with the ability to monitor remote locations via cameras. Video may be viewed live over a network, recorded on site or sent electronically upon a specified event. Video solutions may be coupled with alarm systems to provide verification of alarm conditions.

  Customer Contracts

        Our existing Retail monitoring customer contracts generally have initial terms ranging from three to five years in duration, and, in most states, provide for automatic renewals for a fixed period (typically one year) unless we or the customer elect to cancel the contract at the end of its term. Since 2002, most new single-family residential customers have entered into contracts with an initial term of three years, and most new commercial customers have entered into contracts with an initial term of five years. Multifamily contracts have initial terms that range from five to ten years. Typically, Retail customers sign alarm monitoring contracts that include a bundled monthly charge for monitoring and extended service protection, which covers the costs of normal repairs of the security system. Customers may elect to sign an alarm monitoring contract providing for a reduced monthly charge that excludes extended service protection. A significant percentage of new residential and commercial customers also elect to include line security based on cellular technology in their service bundle. Our Wholesale customer contracts are generally month-to-month contracts.

  Primary Monitoring Facilities

        We provide monitoring services to our customer base from several monitoring facilities. The table below provides additional detail about our monitoring facilities:

Location	Approximate Number of Customers Monitored	Primary Markets
Irving, TX	353,000	Retail and Multifamily
Longwood, FL	208,000	Wholesale
Wichita, KS	527,000	Retail
Cypress, CA	239,000	Wholesale
St. Paul, MN	126,000	Wholesale
Manasquan, NJ	292,000	Wholesale

        Our monitoring facilities operate 24 hours per day, seven days a week, including all holidays. Each monitoring facility incorporates the use of communications and computer systems that route incoming alarm signals and telephone calls to operators. Each operator within a monitoring facility monitors a computer screen that presents information concerning the nature of the alarm signal, the customer whose alarm has been activated and the premises at which such alarm is located. Other non-emergency administrative signals are generated by low battery status, arming and disarming of the alarm monitoring system and test signals, and such signals are processed automatically by computer. Depending upon the type of service for which the customer has contracted, monitoring facility personnel respond to alarms by relaying information to local fire or police departments, notifying the customer, or taking other appropriate action, such as dispatching alarm response personnel to the customer premises where this service is available. In advanced video solutions, operators may be presented with a video clip associated with the alarm condition, further enhancing the response capabilities. Customers may also contract for remote video monitoring whereby operators will be prompted on a specified schedule to view live video of customer locations and respond upon abnormal conditions.

        All of our monitoring facilities are listed by Underwriters Laboratories, Inc. ("UL") as protective signaling services stations. UL specifications for monitoring facilities include building integrity, back-up computer and power systems, staffing and standard operating procedures. In many jurisdictions, applicable law requires the security and life safety alarms for certain buildings be monitored by UL listed facilities. In addition, such listing is required by certain commercial customers' insurance companies as a condition to insurance coverage.

  Retail Backup Monitoring Facility

        Our Retail backup facility in Wichita, Kansas is a fully operable resource with the ability to backup all mission critical operations normally performed at our primary Retail monitoring center and our Wholesale center in Longwood, FL. The structure is equipped with diverse voice and data telecommunication paths, backup power that includes standby uninterruptible power supplies, access control, video surveillance and data vaults. In addition, we have deployed hot redundancy for our entire complement of equipment essential in the remote monitoring of the Retail security systems we offer. Furthermore, we have replicated the computer systems that are used to maintain our mission critical applications. This facility was purchased with the ability to be expanded for future internal growth and is actively used for other business-related operations.

  Wholesale Monitoring

        Each of our primary Wholesale monitoring facilities operates independently from our Retail and Multifamily facilities. Through our Wholesale monitoring facilities, we provide wholesale monitoring services to independent alarm companies. Under the typical arrangement, alarm companies subcontract monitoring services to us, primarily because they cannot cost-effectively provide their own monitoring service. We may also provide billing and other services. These independent alarm companies retain ownership of the monitoring contracts and are responsible for every other aspect of the relationship with customers, including field repair service. We are in the process of creating one integrated network among our Wholesale monitoring centers that we believe will enable us to deliver a higher level of customer care while improving our efficiency.

  Retail Customer Care Services

        Customer care personnel answer non-emergency telephone calls typically regarding services, billing and alarm activation issues. Most business hours customer care functions for our Retail customers are handled by our local Retail branches. During business hours, monitoring facility personnel receive inbound customer calls forwarded from branches when the latter are unable to answer within a specified number of rings. After regular business hours, all customer calls are forwarded to our monitoring facilities.

        Customer care personnel in our Retail branches and in our monitoring facilities' help desks assist customers in understanding and resolving minor service and operating issues related to security systems. Branch personnel schedule technician appointments. We also operate a dedicated telesales center in Wichita to address questions that Retail customers or potential customers have about our services, as well as to perform outbound sales and marketing activities.

  Wholesale Dealer Care Services

        We offer alarm monitoring and administrative services to dealers, such as billing and collection, as well as new and emerging products and services. Our acquisition and financing solutions provide capital to dealers, allowing them to compete with larger competitors on the initial price of equipment and installation to the end-user. We also provide dealers with access to technical sophistication and back office services that they may not otherwise have (or be able to profitably operate), while allowing them to maintain visible contact with their local customers, the end-users of the alarm.

  Enhanced Services

        As a means of increasing revenue and enhancing customer satisfaction, we offer Retail and Wholesale customers an array of enhanced security services discussed below. These services position us as a full service provider and give our sales representatives more features to sell in their solicitation of new customers.

  •
  Web Control and Notification provides our customers an array of tools to manage their alarm, video or access control systems, including options for electronic notification.

  •
  Extended Service Protection, within our Retail segment, covers the costs of normal repairs of the security system.

  •
  Supervised Monitoring Service allows the alarm system to send various types of signals containing information on the use of the system, such as which users armed or disarmed the system and at what time of day. This information is supplied to customers for use in connection with the management of their households or businesses. Supervised monitoring service can also include a daily automatic test feature.

  •
  Wireless Back-Up permits the alarm system to send signals over a cellular telephone or dedicated radio system in the event that regular telephone service is interrupted.

  •
  Video Verification and Management allows remote activity verification at customer sites via live or recorded video. This capability is often used to verify alarm events or to provide a reliable and economic alternative to private security services.

  •
  Inspection Service, within our Retail segment, provides our customers with periodic verification of their fire alarm system to ensure the system is functioning as designed and in accordance with the requirements of the local fire jurisdiction.

Retail and Multifamily Branch Operations

        We currently maintain approximately 66 field locations in the United States from which we provide some or all of the following services in our Retail and Multifamily segments: security system installation, field repair, customer care, alarm response and sales services. Our nationwide network of branches operates in some of the largest cities in the United States and plays a critical role in enhancing customer satisfaction, reducing customer loss and building brand awareness. Repair services generate revenue primarily through billable field service calls and recurring payments under our extended service protection program. By focusing growth in targeted areas, we hope to increase the density of our customer base, which will permit more effective scheduling and routing of field service technicians and will create economies of scale.

Wholesale Alarm Monitoring Contract Acquisition and Dealer Financing Operations

        We provide financing to security alarm dealers in the form of loans or alarm monitoring contract purchases. We structure the payment terms and pricing of both our alarm monitoring contract purchases and loans to provide us with an acceptable internal rate of return. When providing financing to dealers, we obtain a security interest in the underlying alarm monitoring contracts.

        In addition to the alarm monitoring contract acquisition and finance process described above, we generally require that dealers use us to monitor all of their alarm monitoring contracts, not just those that have been acquired or financed. This monitoring requirement enables us to control the quality of the monitoring services and reduce the risk of loan default.

Sales and Marketing

        Our current customer acquisition strategy for our Retail segment relies primarily on internally generated sales, utilizing personnel in our existing branch infrastructure. The internal sales program for our Retail segment generated $2.3 million, $2.1 million and $1.9 million of new Retail RMR in 2007, 2006 and 2005, respectively. The internal sales program for our Wholesale segment generated $0.8 million, $0.2 million and $0.2 million of new Wholesale RMR in 2007, 2006 and 2005, respectively. We operate a dedicated telesales center from which we respond to questions that customers or potential customers have about our services and provide quality control follow-up calls to customers for whom we recently provided installation or maintenance services.

        Since 2002 we have been a partner in a marketing alliance with BellSouth Corporation (now part of AT&T) that offers monitored security services to the residential, single-family market and to businesses in 17 of the larger metropolitan markets in the nine-state AT&T region of the southeastern

United States. The marketing alliance with AT&T will end on or before June 30, 2008. AT&T provided us with information about new owners of single-family residences and businesses in its territory and of transfers of existing AT&T customers within its territory. We followed up on the information to create leads for our sales force. We pay AT&T a commission for each new contract generated in the nine-state region, regardless of whether the new contract came directly from an AT&T lead, as well as a recurring royalty based on a percentage of recurring charges. The commission is a direct and incremental cost of acquiring the customer and accordingly, for residential customers and certain commercial customers, is deferred as a customer acquisition cost and amortized over the initial contract term. The recurring royalty is expensed as incurred and is included in the cost of monitoring and related services revenue. We estimate that approximately $0.2 million or 8.0%, $0.2 million or 9.0% and $0.2 million or 8.5% of our new Retail RMR created in the years ended December 31, 2007, 2006 and 2005, respectively, can be attributed to sales arising directly from AT&T leads.

        Upon termination of the marketing alliance, we will re-brand our 17 southeast branches as Protection One. For a period of three years following termination of the marketing alliance, unless we agree upon a lump-sum payment, we are required to continue paying a recurring royalty to AT&T for active customers added during the term of the existing agreement. We will, however, no longer be required to pay AT&T a commission for new contracts added in the nine-state region. We expect out of pocket costs for the re-branding will approximate $1.0 million, all of which we expect to incur during 2008. Unless we agree with AT&T to make a one-time payment in 2008 in lieu of royalty payments over the three years following the termination, we do not believe termination of the AT&T marketing alliance will have a material impact on our combined net cash flow from operating and investing activities.

        Concurrent with the phase out of the AT&T alliance, we are implementing an integrated marketing program to increase awareness for the Protection One brand name nationally and to generate new lead sources and opportunities. We will reach out to targeted customers, both residential and commercial, through a variety of mediums in a planned and sequenced manner. These channels will include, but are not limited to, on-line programs and placements, third-party purchases and outbound calling and traditional mass communications, such as radio, print and direct mail.

        Leads resulting from these activities will flow to our Retail sales professionals who are responsible for identifying new prospects and closing sales of monitoring systems and services. The sales force also generates revenue from selling equipment upgrades and add-ons to existing customers and by competing for those customers who are terminating their relationships with our competitors.

        We will continue to analyze opportunities for alliance partnerships which benefit our Retail segment. Our capabilities and reach, technological innovation and proven flexibility in dealing with partners across a variety of industries position us well for consideration by many potential partners. We are disciplined in our assessment of alliance opportunities, considering many factors such as brand impact, sales channel considerations and financial return.

        Our Multifamily segment utilizes a salaried and commissioned sales force to produce new accounts. We market our Multifamily services and products primarily to developers, owners and managers of apartment complexes and other multifamily dwellings. Multifamily sales and marketing activities consist of national and regional advertising, nationwide professional field sales efforts, prospective acquisition marketing efforts and professional industry-related association affiliations. Services are sold directly to the property owner, and payment is based on a monthly price per-unit basis. Ongoing service for the duration of the lease includes providing equipment, maintenance, 24-hour monitoring from our central monitoring station, customer service and individual market support. Our Multifamily customer contracts generally have initial terms that fall within a range of five to ten years and average eight years at inception. These contracts typically provide for automatic renewal for fixed multi-year periods (typically five years) unless we or the customer elects to cancel the contract at the end of its term.

        Our Wholesale segment employs a salaried and commissioned sales force that is geographically distributed throughout the United States and is responsible for identifying sales opportunities. Our sales force is supported by an internal sales and marketing team that tracks prospects and coordinates selling efforts. We also employ product specialists who assist the sales force in identifying and proposing financing alternatives and billing services and account managers who provide ongoing operational support to our Wholesale customers.

        We continually evaluate our customer creation and marketing strategy, including evaluating each respective channel for economic returns, volume and other factors and may shift our strategy or focus, including the elimination of a particular channel.

Attrition

        See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Attrition," which is incorporated herein by reference, for more information regarding attrition calculations, the impact of attrition on our operating results and customer attrition by business segment.

Intellectual Property

        We own trademarks related to the name and logo for Protection One, Network Multifamily Security, King Central and Criticom Monitoring Services, as well as a variety of trade and service marks related to individual services we provide. While we believe our trademarks, service marks and proprietary information are important to our business, we do not believe our inability to use any one of them, other than the trademarks we own in our name and logo, would have a material adverse effect on our business as a whole.

Regulatory Matters

        A number of local governmental authorities have adopted or are considering various measures aimed at reducing the number of false alarms. See Item 1A, "Risk Factors," for additional information. Such measures include:

  •
  requiring permits for individual alarm systems and the revocation of such permits following a specified number of false alarms;

  •
  imposing fines on alarm customers or alarm monitoring companies for false alarms;

  •
  imposing limitations on the number of times the police will respond to alarms at a particular location after a specified number of false alarms;

  •
  requiring further verification of an alarm signal before the police will respond; and

  •
  subjecting alarm monitoring companies to fines or penalties for transmitting false alarms.

        Our operations are subject to a variety of other laws, regulations, and licensing requirements of federal, state and local authorities. In certain jurisdictions, we are required to obtain licenses or permits, to comply with standards governing employee selection and training, and to meet certain standards in the conduct of our business.

        The alarm industry is also subject to requirements imposed by various insurance, approval, listing and standards organizations. Depending upon the type of customer served, the type of security service provided, and the requirements of applicable local governmental jurisdiction, adherence to the requirements and standards of such organizations is mandatory in some instances and voluntary in others.

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

        Our alarm monitoring business utilizes wire line and wireless telephone lines, radio frequencies, and broadband data circuits to transmit alarm signals. The cost of telephone lines and the type of equipment which may be used in telephone line transmissions are currently regulated by both federal and state governments. The Federal Communications Commission and state public utilities commissions regulate the operation and utilization of radio frequencies.

Risk Management

        The nature of the services we provide potentially exposes us to greater risks of liability for employee acts or omissions, or system failure, than may be inherent in other businesses. Substantially all of our alarm monitoring agreements and other agreements, pursuant to which we sell our products and services, contain provisions limiting liability to customers in an attempt to reduce this risk.

        We carry insurance of various types, including general liability and professional liability insurance in amounts management considers adequate and customary for our industry and business. Our loss experience, and the loss experiences of other security service companies, may affect the availability and cost of such insurance. Some of our insurance policies, and the laws of some states, may limit or prohibit insurance coverage for punitive or certain other types of damages, or liability arising from gross negligence.

Employees

        At December 31, 2007 we had approximately 3,200 full and part time employees. Our workforce is not unionized. We generally consider our relationship with our employees to be good.

Code of Ethics

        We have adopted a code of ethics that applies to all employees, including executive officers and senior financial and accounting employees. It is our policy to comply strictly with the letter and spirit of all laws affecting our business and the conduct of our officers, directors and employees in business matters. We make available the code of ethics, free of charge, on our website at www.protectionone.com and by responding to requests addressed to our investor relations department. The investor relations department can be contacted by mail at Protection One, Inc., Attn: Investor Relations, 1035 N 3rd Street, Suite 101, Lawrence, KS 66044 or by calling (785) 856-9368.

Access to Company Information

        We electronically file our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K with the Securities and Exchange Commission ("SEC"). The SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

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

ITEM 1A.    RISK FACTORS

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

        We incurred net losses of $32.2 million, $17.4 million, $15.6 million and $11.4 million for the years ended December 31, 2007 and 2006 and for the periods February 9 to December 31, 2005 and January 1 to February 8, 2005, respectively. Our losses reflect the following, among other factors:

  •
  substantial charges incurred by us for amortization of customer accounts;

  •
  interest incurred on indebtedness;

  •
  expansion of our internal sales and installation efforts;

  •
  Merger-related costs in 2007, recapitalization costs in 2006 and debt restructuring costs in 2005; and

  •
  other charges required to manage operations.

        We will continue to incur substantial expenses arising from interest and amortization of customer accounts and we do not expect to attain profitability in the near future.

        Our marketing alliance with AT&T, which was used for the generation of many new Retail accounts, will be terminated in 2008.

        Beginning in 2002, we had a marketing relationship with BellSouth Corporation ("BellSouth") (now part of AT&T) to offer monitored security services to the residential, single-family market and to businesses in 17 of the larger metropolitan markets in the southeastern United States. Pursuant to notification received from AT&T, that marketing alliance will be terminated at the end of the second quarter of 2008. We estimate that approximately $0.2 million or 8.0%, $0.2 million or 9.0% and $0.2 million or 8.5% of our new Retail RMR created in the year ended December 31, 2007, 2006 and 2005, respectively, can be attributed to sales arising directly from AT&T leads. Termination of the agreement could have a short-term material adverse effect on our ability to generate new customers and RMR in this territory.

  Our substantial indebtedness adversely affects our financial condition.

        We have, and will continue to have, a significant amount of indebtedness. As of December 31, 2007, the face value of our total indebtedness, including capital leases, was approximately $526.0 million. Our level of indebtedness has important consequences. For example, it will:

  •
  limit our ability to borrow money or sell stock to fund our working capital, capital expenditures, acquisitions and debt service requirements;

  •
  limit our flexibility in planning for, or reacting to, changes in our business and future business opportunities;

  •
  make us more vulnerable to a downturn in our business or in the economy or to an increase in interest rates;

  •
  place us at a disadvantage to some of our competitors, which may be less highly leveraged than us; and

  •
  require a substantial portion of our cash flow from operations to be used for debt service, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes.

        One or a combination of these factors could adversely affect our financial condition. Subject to restrictions in the agreements governing our indebtedness, we may incur additional indebtedness which could increase the risks associated with our already substantial indebtedness.

        Restrictive covenants restrict our ability to operate our business and to pursue our business strategies, and our failure to comply with these covenants could result in an acceleration of our indebtedness.

        The credit agreement (the "Senior Credit Agreement") governing our senior credit facility, the indenture (the "Senior Secured Notes Indenture") governing our 12% senior secured notes due 2011 (the "Senior Secured Notes") and the credit agreement ("Unsecured Term Loan Agreement") governing the new unsecured term loan facility we entered into in March 2008 contain covenants that restrict our ability to finance future operations or capital needs, to respond to changing business and economic conditions or to engage in other transactions or business activities that may be important to our growth strategy or otherwise important to us. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt Obligations," for more information on our indebtedness. Our Senior Credit Agreement, the Senior Secured Notes Indenture and the Unsecured Term Loan Agreement restrict, among other things, our ability to:

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

        In addition, our senior credit facility requires us to meet certain financial ratios and to repay outstanding borrowings with portions of the proceeds we receive from certain sales of property or assets and specified future debt and equity offerings. Our financial results may be affected by unforeseen adverse events, and we may not be able to meet the financial ratio requirements.

        Any breach of the covenants in our Senior Credit Agreement, Unsecured Term Loan Agreement or Senior Secured Notes Indenture could cause a default under such instruments. If there were an event of default under any of our debt instruments that was not cured or waived, the holders of the defaulted debt could cause all amounts outstanding with respect to the debt instrument to be due and payable immediately. Our assets and cash flow would not be sufficient to fully repay borrowings under our outstanding debt instruments if accelerated upon an event of default. If, as or when required, we are unable to repay, refinance or restructure our indebtedness under, or amend the covenants contained in, our Senior Credit Agreement or Senior Secured Notes Indenture, the lenders under our senior credit facility or the trustee under the Senior Secured Notes Indenture could institute foreclosure proceedings against the assets securing borrowings under our senior credit facility or Senior Secured Notes.

        Entities affiliated with Quadrangle Group and Monarch Alternative Capital are our principal stockholders and together can exercise a controlling influence over us, which may adversely affect the trading price of our common stock.

        Quadrangle Capital Partners LP, Quadrangle Capital Partners-A LP and Quadrangle Select Partners LP (collectively "Quadrangle") and Monarch Debt Recovery Master Fund Ltd and Monarch Opportunities Master Fund Ltd (collectively "Monarch" and together with Quadrangle the "Principal Stockholders"), collectively own approximately 70.0% of our outstanding common stock. Pursuant to a stockholders agreement, subject to the Principal Stockholders, acting together, maintaining a certain threshold of ownership in us, the Principal Stockholders, acting together, will be able to control the election of a majority of our directors and accordingly exercise a controlling influence over our business and affairs, including any determinations with respect to mergers or other business combinations involving us, appointment of our officers, our acquisition or disposition of material assets and our incurrence of indebtedness. Similarly, the Principal Stockholders, acting together, will continue to have the power to determine matters submitted to a vote of our stockholders without the consent of other stockholders and to take other actions that might be favorable to the Principal Stockholders, whether or not these actions would be favorable to us or to our stockholders in general.

        We rely on technology that may become obsolete, which could require significant capital expenditures.

        Our monitoring services depend upon the technology (hardware and software) of security alarm systems. In order to maintain our customer base that currently uses security alarm components that are or could become obsolete, we may be required to upgrade or implement new technologies that could require significant capital expenditures. For example, we have an installed base of alarm systems that use an analog wireless network for sending signals from the location of the alarm system to our monitoring centers. The carriers that provide the required analog wireless network services have discontinued providing that service or will do so in the near future. As a result, we are upgrading some of the affected alarm systems. The cost and process of this upgrade adversely affected our earnings and cash flow during the last half of 2007 and will adversely affect our earnings and cash flow during the first quarter of 2008 and could adversely affect attrition. In the future, we may not be able to successfully implement new technologies or adapt existing technologies to changing market demands. If we are unable to adapt in response to changing technologies, market conditions or customer requirements in a timely manner, such inability could adversely affect our business.

        Shifts in our current and future customers' selection of telecommunications services could increase customer attrition and could adversely impact our earnings and cash flow.

        Certain elements of our operating model rely on our customers' selection and continued use of traditional, land-line telecommunications services, which we use to communicate with our monitoring operations. In order to continue to service existing customers who cancel their land-line telecommunications services and to service new customers who do not subscribe to land-line telecommunications services, customers must upgrade to alternative and often more expensive wireless or internet based technologies. Higher costs may reduce the market for new customers of alarm monitoring services, and the trend away from traditional land lines to alternatives may mean more existing customers will cancel service with us. Our Multifamily segment, in particular, has experienced customer cancellations which we believe are due in part to low penetration of land-line based phone services in rental units. Continued shifts in customers' preferences regarding telecommunications services could continue to have an adverse impact on our earnings, cash flow and customer attrition.

        The failure to successfully integrate IASG's business and operations in the expected time frame may adversely affect the combined company's future results.

        The success of the Merger will partially depend on the combined company's ability to realize the anticipated benefits from combining the businesses of Protection One and IASG. Among the most critical of the few remaining integration tasks are the internal control assessment of IASG controls during 2008, the migration of Retail account monitoring to Retail central stations and the completion of an upgrade of the Wholesale central stations to one technology platform.

        Integration efforts will divert management attention and could have a material adverse effect on the combined company. As part of the integration process, we continue to integrate the accounting and internal control systems of IASG with ours. As of December 31, 2005, IASG's management and independent auditor determined that IASG did not maintain effective controls over accounts receivable, revenue and deferred revenue accounts and that this control deficiency constituted a material weakness. In its Annual Report on Form 10-K for the fiscal year ended December 31, 2006, IASG concluded that as of December 31, 2006, those material weaknesses had been remediated. While we believe IASG has taken remedial action in response to its material weaknesses, as part of the integration process, we or our independent auditor may identify additional material weaknesses or significant deficiencies in the future.

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

        We face continuing competition and pricing pressure from other companies in our industry and, if we are unable to compete effectively with these companies, our sales and profitability could be adversely affected.

        We compete with a number of major domestic security monitoring services companies, as well as a large number of smaller, regional competitors. We believe that this competition is a factor in our attrition, limits our ability to raise prices, and, in some cases, requires that we lower prices. Some of our competitors, either alone or in conjunction with their respective parent corporate groups, are larger than we are and have greater financial resources, sales, marketing or operational capabilities or brand recognition than we do. In addition, opportunities to take market share using innovative products, services and sales approaches may attract new entrants to the field. We may not be able to compete successfully with the offerings and sales tactics of other companies, which could result in the loss of customers and, as a result, decreased revenue and operating results.

        Our customer acquisition and creation strategies and the competitive market for the acquisition and creation of customer accounts may affect our future profitability.

        Prior to 2000, we grew very rapidly by acquiring portfolios of alarm monitoring accounts through acquisitions and dealer purchases. Since the current management team joined us in 2001, our account acquisition strategy has evolved to emphasize our internal sales force, supported by traditional marketing practices and by forming marketing alliances. In addition, we seek to augment our internal efforts with acquisitions when suitable market conditions exist. If our current strategy is not successful, our customer base could continue to decline.

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

  •
  relocation of customers;

  •
  customers' inability or unwillingness to pay our charges;

  •
  adverse financial and economic conditions;

  •
  the customers' perceptions of value;

  •
  competition from other alarm service companies;

  •
  Wholesale dealers' perception of channel conflict with us;

  •
  the sale of accounts by Wholesale dealers to third parties who choose to monitor the purchased accounts elsewhere; and

  •
  the purchase of our Wholesale dealers by third parties who choose to monitor elsewhere.

        We may experience the loss of newly acquired or created accounts to the extent we do not integrate or adequately service those accounts. Customer loss may not become evident for some time after an acquisition is consummated because some acquired accounts are prepaid on an annual, semiannual or quarterly basis. While attrition rates in our Retail segment had declined significantly prior to the Merger, higher attrition rates from the Retail portfolio acquired from IASG could result in our losing more Retail RMR than we add in the near term. We also expect Multifamily account and RMR losses to exceed additions until the efforts we are making to acquire new accounts and further reduce our rate of attrition become more successful than they have been to date. Wholesale attrition could increase if some of IASG's dealers choose not to be monitored by a company affiliated with us due to perceptions of channel conflict or due to solicitations from former IASG employees. Net losses of customer accounts could materially and adversely affect our business, financial condition and results of operations.

        Increased adoption of "false alarm" ordinances by local governments may adversely affect our business.

        An increasing number of local governmental authorities have adopted, or are considering the adoption of, laws, regulations or policies aimed at reducing the perceived costs to municipalities of responding to false alarm signals. Such measures could include:

  •
  requiring permits for the installation and operation of individual alarm systems and the revocation of such permits following a specified number of false alarms;

  •
  imposing limitations on the number of times the police will respond to alarms at a particular location after a specified number of false alarms;

  •
  requiring further verification of an alarm signal before the police will respond; and

  •
  subjecting alarm monitoring companies to fines or penalties for transmitting false alarms.

        Enactment of these measures could adversely affect our future business and operations. For example, concern over false alarms in communities adopting these ordinances could cause a decrease in the timeliness of police response to alarm activations and thereby decrease the propensity of consumers to purchase or maintain alarm monitoring services, and our costs to service affected accounts could increase.

        Increased adoption of statutes and governmental policies purporting to void automatic renewal provisions in our customer contracts, or purporting to characterize certain of our charges as unlawful, may adversely affect our business.

        Our customer contracts typically contain provisions automatically renewing the term of the contract at the end of the initial term, unless cancellation notice is delivered in accordance with the terms of the contract. If the customer cancels prior to the end of the contract term, other than in accordance with the contract, we may charge the customer the amounts that would have been paid over the remaining term of the contract, or charge an early cancellation fee.

        Several states have adopted, or are considering the adoption of statutes, consumer protection policies or legal precedents which purport to void the automatic renewal provisions of our customer contracts, or otherwise restrict the charges we can impose upon contract cancellation. Such initiatives could compel us to increase the length of the initial term of our contracts, and increase our charges during the initial term, and consequently lead to less demand for our services and increase our attrition. Adverse judicial determinations regarding these matters could cause us to incur legal exposure to customers against whom such charges have been imposed, and the risk that certain of our customers may seek to recover such charges through litigation. In addition, the costs of defending such litigation and enforcement actions could have an adverse effect on us.

        Due to a concentration of accounts in California, Florida and Texas, we are susceptible to environmental incidents that may negatively impact our results of operations.

        Almost 44% of our RMR at December 31, 2007 was derived from customers located in California, Florida and Texas. A major earthquake, hurricane or other environmental disaster in an area of high account concentration could disrupt our ability to serve those customers or render those customers uninterested in continuing to retain us to provide alarm monitoring services.

        We are susceptible to downturns in the housing market which may negatively impact our results of operations.

        We believe demand for alarm monitoring services in our Retail segment is affected by the turnover in the single family housing market. Downturns in the rate of sale of existing single family homes would reduce opportunities to make sales of new security systems and services and reduce opportunities to take over existing security systems that had previously been monitored by our competitors. These reduced opportunities to add RMR could negatively affect our results of operations.

        Declines in rents, occupancy rates and new construction of multifamily dwellings may affect our sales in this marketplace.

        We believe demand for alarm monitoring services in the Multifamily segment is tied to the general health of the multifamily housing industry. This industry is dependent upon prevailing rent levels and occupancy rates as well as the demand for construction of new properties. Given the generally cyclical nature of the real estate market, we believe that, in the event of a decline in the market factors described above, it is likely that demand for our alarm monitoring services to multifamily dwellings would also decline, which could negatively impact our results of operations.

        We could face liability for our failure to respond adequately to alarm activations.

        The nature of the services we provide potentially exposes us to greater risks of liability for employee acts or omissions or system failures than may be inherent in other businesses. In an attempt to reduce this risk, our alarm monitoring agreements and other agreements pursuant to which we sell our products and services contain provisions limiting our liability to customers and third parties. In the event of litigation with respect to such matters, however, these limitations may not be enforced. In addition, the costs of such litigation could have an adverse effect on us.

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

        Future government regulations or other standards could have an adverse effect on our operations.

        Our operations are subject to a variety of laws, regulations and licensing requirements of federal, state and local authorities. In certain jurisdictions, we are required to obtain licenses or permits to comply with standards governing employee selection and training and to meet certain standards in the conduct of our business. The loss of such licenses, or the imposition of conditions to the granting or retention of such licenses, could have an adverse effect on us. In the event that these laws, regulations and/or licensing requirements change, we may be required to modify our operations or to utilize resources to maintain compliance with such rules and regulations. In addition, new regulations may be enacted that could have an adverse effect on us.

        The loss of our Underwriter Laboratories listing could negatively impact our competitive position.

        All of our alarm monitoring centers are Underwriters Laboratories ("UL") listed. To obtain and maintain a UL listing, an alarm monitoring center must be located in a building meeting UL's structural requirements, have back-up and uninterruptible power supplies, have secure telephone lines and maintain redundant computer systems. UL conducts periodic reviews of alarm monitoring centers to ensure compliance with their regulations. Non-compliance could result in a suspension of our UL listing. The loss of our UL listing could negatively impact our competitive position.

        We depend on our relationships with alarm system manufacturers and suppliers. If we are not able to maintain or renew these alliances or our manufacturers and suppliers fail to provide us with innovative product offerings, our ability to create new customers and service our existing account base could be negatively affected.

        We currently have agreements with certain electronic security system manufacturers and suppliers of hardware for products that we install in customer locations as part of new systems or as replacement parts for existing systems. We may not be able to maintain or renew our existing product sourcing arrangements on terms and conditions acceptable to us, or at all, if one or more of our suppliers discontinue offering a technology we have relied on or if one or more of our suppliers exits the electronic security system market. If we are unable to maintain or renew our existing relationships, we may incur additional costs creating new supplier arrangements and in servicing existing customers

        We are also dependent on our electronic security system manufacturers for continued technological innovation. If the electronic security system product families we have invested in fail to keep pace with other manufacturers' and suppliers' technologies, we may incur additional training and inventory costs and our ability to attract new customers and service our existing customers could be adversely affected.

        We are dependent upon our experienced senior management, who would be difficult to replace.

        The success of our business is largely dependent upon the active participation of our executive officers, who have extensive experience in the industry. As a result, we have entered into employment agreements with each of our executive officers. The terms of these employment agreements are automatically extended for an indefinite number of one-year periods unless either party sends written notice to the other party of its intention not to renew the agreement at least 30 days prior to the expiration of the one-year period. The loss of service of one or more of such officers or the inability to attract or retain qualified personnel for any reason may have an adverse effect on our business.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        We maintain our executive offices at 1035 N. 3rd Street, Suite 101, Lawrence, Kansas 66044. We operate primarily from the following facilities, although we also lease office space for our approximately 66 field locations.

Location	Approximate Size (sq. ft.)	Lease/Own	Principal Purpose
Irving, TX	53,750	Lease	Retail and Multifamily monitoring facility/administrative functions
Longwood, FL	20,000	Lease	Wholesale monitoring facility/administrative functions
Lawrence, KS	21,000	Lease	Financial/administrative headquarters
Cypress, CA	17,000	Lease	Wholesale monitoring facility
St. Paul, MN	6,550	Lease	Wholesale monitoring facility
Manasquan, NJ	7,200	Own	Wholesale monitoring facility
Wichita, KS	50,000	Own	Retail monitoring facility/administrative functions
Wichita, KS	122,000	Own	Backup Retail monitoring center/administrative functions

ITEM 3.    LEGAL PROCEEDINGS

        Information on our legal proceedings is set forth in Item 8, Note 12 "Commitments and Contingencies" of the Notes to the Consolidated Financial Statements, which are incorporated herein by reference.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to Protection One's stockholders during the fourth quarter of 2007.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price Information

        Our common stock has been listed on the NASDAQ Global Market under the symbol "PONE" since April 2, 2007. Prior to April 2, 2007, our common stock traded on the OTC Bulletin Board under the symbol "PONN." The table below sets forth for each of the calendar quarters indicated the high and low sales prices per share of our common stock, as reported by the OTC Bulletin Board in 2006 and the first quarter of 2007 and as reported by the NASDAQ Global Market after April 2, 2007. The quotations in 2006 and for the first quarter of 2007 reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High	Low
2006:
First Quarter	$18.00	$17.00
Second Quarter	27.00	14.50
Third Quarter	15.08	12.10
Fourth Quarter	13.15	11.50
2007:
First Quarter	$21.90	$11.25
Second Quarter	18.00	11.70
Third Quarter	15.67	11.48
Fourth Quarter	13.99	9.23

Dividend Information

        The Unsecured Term Loan Agreement, Senior Secured Notes Indenture and Senior Credit Agreement restrict Protection One Alarm Monitoring's ability to pay dividends or to make other distributions to its corporate parent. Consequently, these agreements restrict our ability to declare or pay any dividend on, or make any other distribution in respect of, our capital stock unless we satisfy the financial and other tests set forth in such agreements. We did not declare or pay any dividends for the year ended December 31, 2007.

        On May 12, 2006, we paid a cash dividend of $70.5 million, or $3.86 per share, to all holders of record of our common stock on May 8, 2006, including the Principal Stockholders, which owned approximately 97.1% of the outstanding shares of our common stock at that date. Our board of directors also approved a cash payment of $4.5 million or $2.89 for each vested and unvested option awarded in February 2005 under the 2004 Stock Option Plan, including to members of senior management. This payment is referred to as the "compensatory make-whole payment." Approximately $3.2 million of the compensatory make-whole payment related to options that had not yet vested and accordingly this amount plus related taxes was recorded as compensation expense in the second quarter of 2006 and is reflected as recapitalization costs in the Consolidated Statement of Operations and Comprehensive Loss. Approximately $1.3 million of the compensatory make-whole payment related to vested options and was recorded to additional paid in capital. In addition, the exercise price of each vested and unvested option was reduced by $0.98. Our board of directors decided to pay the compensatory make-whole payment and reduce the option exercise price because the payment of the May 2006 dividend decreased the value of the equity interests of holders of options, as these holders were not otherwise entitled to receive the dividend. Accordingly, our board of directors awarded the same amount to the option holders, on a per share basis, in the form of the compensatory make-whole payment and the reduced option exercise price.

Number of Stockholders

        As of March 10, 2008, there were approximately 393 stockholders of record who held shares of our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

        The information called for by the item relating to "Securities Authorized for Issuance Under Equity Compensation Plans" is set forth under that heading in Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" and is incorporated herein by reference.

Performance Graph

        The following chart compares the cumulative total stockholder returns on the Common Stock since December 31, 2002 to (1) the cumulative total returns over the same period of the Russell MicroCap index; (2) the group of companies selected as our peers at the current time ("the new peer group") and (3) our old peer group. The current peer group is comprised of Brinks Company and Devcon International. The old peer group is comprised of Brinks, IASG and Lifeline Systems, Inc. Our peer grouped changed in 2007 due to the Merger and Lifeline Systems, Inc's acquisition by another company. Devcon International was added to our peer group because they are also a publicly traded security services company. The annual returns for the New Peer Group and the Old Peer Group indices are weighted based on the capitalization of each company within the peer group at the beginning of each period for which a return is indicated. The chart assumes the value of the investment in the Common Stock and each index was $100 at December 31, 2002 and that all dividends were reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Protection One, Inc., The Russell MicroCap Index,
A New Peer Group And An Old Peer Group

*
$100 invested on 12/31/02 in stock or index-including reinvestment of dividends.

Fiscal year ending December 31.

ITEM 6.    SELECTED FINANCIAL DATA

        The selected consolidated financial data set forth below should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited consolidated financial statements and notes to the financial statements of Protection One, which can be found in Item 8. Due to the impact of the changes resulting from the push down accounting adjustments described in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Significant Activities—Push Down Accounting Adjustments" below, the statement of operations data and cash flow data presentations for 2005 separate our results into two periods: (1) the period prior to the February 8, 2005 consummation of the exchange transaction and (2) the period beginning after that date utilizing the new basis of accounting. The results are further separated by a heavy black line to indicate the effective date of the new basis of accounting. The condensed financial data set forth below include the financial results for IASG beginning April 2, 2007, the date the Merger was consummated. All amounts are in thousands, except per share and customer data, unless otherwise noted.

	SELECTED CONSOLIDATED FINANCIAL DATA
	Year Ended December 31, 2007(d)	Year Ended December 31, 2006	February 9 through December 31, 2005(a)	January 1 through February 8, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003
	(dollar amounts in thousands)
Statements of operations data
Revenue	$347,871	$270,552	$234,481	$28,543	$269,259	$277,085
Cost of revenue (exclusive of amortization and depreciation shown below)	140,705	101,387	81,059	10,714	101,579	102,205
Selling, general and administrative expenses	125,398	103,916	86,014	12,093	104,872	109,261
Merger-related costs	4,344	—	—	—	—	—
Change in control, restructuring, recapitalization and corporate consolidation costs	—	4,472	2,339	5,939	24,382	—
Amortization of intangibles and depreciation expense	62,064	41,667	43,742	6,638	78,455	80,252

Operating income (loss)	15,360	19,110	21,327	(6,841)	(40,029)	(14,633)
Interest expense, net	46,977	35,900	30,634	4,544	44,398	40,101
Loss on retirement of debt	—	—	6,657	—	47	—
Other income	(90)	(52)	(688)	(15)	(147)	(2,829)

Loss before income taxes	(31,527)	(16,738)	(15,276)	(11,370)	(84,327)	(51,905)
Income tax expense (benefit)(c)	713	667	312	35	239,579	(17,494)

Net loss	$(32,240)	$(17,405)	$(15,588)	$(11,405)	$(323,906)	$(34,411)

Net loss per share of common stock(b)	$(1.37)	$(0.95)	$(0.86)	$(5.80)	$(164.78)	$(17.53)

Weighted average number of shares of common stock outstanding(b)	23,525,652	18,233,221	18,198,571	1,965,654	1,965,654	1,962,587
Consolidated balance sheet data
Working capital (deficit)	$5,555	$(4,990)	$(5,067)		$(372,560)	$(148,957)
Customer accounts, net(a)	282,396	200,371	232,875		176,155	244,744
Goodwill, net(a)	41,604	12,160	12,160		41,847	41,847
Total assets(a)	672,717	443,953	436,302		461,044	809,022
Long term debt, including capital leases, net of current portion	521,180	391,991	321,293		110,340	331,874
Total stockholders' equity (deficiency in assets)	(22,517)	(79,943)	8,067		(177,609)	146,174

Cash flow data
Cash flows provided by operations	$57,664	$49,527	$40,413	$3,710	$61,814	$59,035
Cash flows used in investing activities	(34,670)	(36,687)	(24,151)	(2,473)	(30,369)	(27,471)
Cash flows provided by (used in) financing activities	(6,595)	(8,133)	(50,134)	—	(14,120)	1,865
Other operating data
Number of monitored sites at end of period	1,745,425	994,012	1,012,797		1,030,113	1,048,320

(a)
See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations—Significant Activities—Push Down Accounting Adjustments" for a discussion on push down accounting in 2005 and the adjusted basis of certain assets and liabilities.

(b)
On May 12, 2006, a cash dividend of $3.86 per share was paid to all holders of record of common stock on May 8, 2006. Loss per share and weighted average number of shares presented give retroactive effect to the one-share-for-fifty shares reverse stock split on February 8, 2005.

(c)
As a result of the February 17, 2004 sale transaction whereby Protection One was sold to POI Acquisition I, Inc. (an affiliate of Quadrangle), Protection One's net deferred tax assets were not expected to be realizable and a non-cash charge against income was recorded in 2004 to establish a valuation allowance for those assets.

(d)
The financial results of IASG subsequent to the Merger have been included in the consolidated financial statements.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

        In this section, we explain our general financial condition and operating results, including:

  •
  what factors affect our business;

  •
  what our earnings and costs were in 2007, 2006 and 2005;

  •
  why these earnings and costs differ from year to year;

  •
  how our earnings and costs affect our overall financial condition;

  •
  what we expect our capital expenditures to be for the years 2008 through 2009;

  •
  how we plan to pay for these future capital expenditures; and

  •
  other items that materially affect our financial condition, liquidity or earnings.

        As you read this section, please refer to our Consolidated Statements of Operations and Comprehensive Loss and accompanying notes found in Item 8. These statements show our operating results for the years ended December 31, 2007 and 2006, and the periods February 9, 2005 through December 31, 2005 and January 1, 2005 through February 8, 2005. In this section we analyze and explain the significant annual changes of specific line items in the Consolidated Statements of Operations and Comprehensive Loss.

Overview

        We are a leading national provider of electronic security alarm monitoring services, providing installation, maintenance and electronic monitoring of alarm systems to single-family residential, commercial, multifamily and wholesale customers. We monitor signals from burglary, fire, medical and environmental alarm systems and manage information from access control and CCTV systems.

        Our business consists of three primary segments: Retail, Wholesale and Multifamily. Our Retail segment provides monitoring and maintenance services for electronic security systems directly to residential and business customers. We also sell and install electronic security systems for homes and businesses through our Retail segment in order to meet their security needs. Our Wholesale segment contracts with independent security alarm dealers nationwide to provide alarm system monitoring and support services to their residential and business customers. We also provide business support services as well as financing assistance for these independent dealers by providing loans secured by alarm contracts and by purchasing alarm contracts. Our Multifamily segment provides electronic security system installation and alarm monitoring services to owners and managers of apartments, condominiums and other multifamily dwellings. We market our services to these customer segments through separate internal sales and installation branch networks.

Business Strategy

        Our strategy is to increase RMR by generating more accounts at a higher average RMR, by acquiring portfolios of security monitoring accounts, and by acquiring security monitoring companies. Our overall goal is to strengthen our leadership position in delivering security monitoring services and related installation services in principal markets across the United States in order to improve our returns on the capital we invest in creating and serving customers. Specific goals include (i) lowering attrition rates; (ii) increasing RMR additions; (iii) reducing acquisition costs for each dollar of RMR created; and (iv) increasing the efficiency of our monitoring and service activities. We plan to achieve these objectives by building upon our core strengths, including our national branch platform, our brand recognition, our internal sales force model and our highly skilled and experienced management team and workforce.

Significant Activities

  Debt Refinancing

        On March 14, 2008, we borrowed approximately $110.3 million under a new unsecured term loan facility (the "Unsecured Term Loan") to allow us to redeem all of the 8.125% Senior Subordinated Notes due January 2009 (the "Senior Subordinated Notes"). Using the proceeds from the Unsecured Term Loan and available cash on hand, we deposited with the trustee under the Senior Subordinated Notes Indenture (the "Trustee") an amount sufficient to redeem all of the Senior Subordinated Notes. Accordingly, our obligations under the Senior Subordinated Notes Indenture were satisfied and discharged effective March 14, 2008. The Senior Subordinated Notes were called for redemption on March 14, 2008 and will be redeemed effective April 14, 2008, as provided by the Senior Subordinated Notes Indenture.

  Merger

        On April 2, 2007 we acquired IASG. Holders of IASG common stock received 0.29 shares of Protection One, Inc. common stock for each share of IASG common stock held. A total of 7,066,960 shares of Protection One common stock were issued in exchange for IASG common stock with cash paid in lieu of fractional shares. A total of 713,104 Protection One stock options were issued in exchange for 2,459,001 outstanding IASG options.

        We have consolidated the financial results of IASG beginning on April 2, 2007. Pro forma information, which includes IASG financial results as if the Merger had been consummated on January 1, 2007, is included in Note 3, "IASG Acquisition," to the Financial Statements. As a result, we now evaluate our operating and financial performance based on three segments: Retail, Wholesale and Multifamily. Prior to the Merger, our performance was evaluated in two segments: Protection One Monitoring and Network Multifamily. Prior year information has been reclassified to conform to the new segment presentation.

  Push Down Accounting Adjustments

        As a result of the Principal Stockholders obtaining over 95% of our common stock on February 8, 2005, we determined that SEC Staff Accounting Bulletin Topic 5J, "Push Down Basis of Accounting Required in Certain Limited Circumstances," required that our post-acquisition financial statements reflect a new basis of accounting. We "pushed down" the Principal Stockholders' basis to a proportionate amount of our underlying assets and liabilities acquired based on the estimated fair market values of the assets and liabilities. The "push down" accounting adjustments did not impact cash flows. The primary changes to the balance sheet reflect (1) the reduction of deferred customer acquisition costs and revenue, which have been subsumed into the estimated fair market value adjustment for customer accounts; (2) adjustments to the carrying values of debt to estimated fair market value (or the Principal Stockholders' basis in the case of the credit facility); (3) adjustments to historical goodwill to reflect goodwill arising from the push down accounting adjustments; (4) the recording of a value for our trade names; and (5) an increase to the equity section from these adjustments. The primary changes to the income statement include (1) the reduction in installation and other revenue due to a lower level of amortization from the reduced amortizable base of deferred customer acquisition revenue; (2) the reduction in installation and other costs of revenue and selling expenses due to a lower level of amortization from the reduced amortizable base of deferred customer acquisition costs; (3) an increase in interest expense due to amortization of debt discounts arising from differences in fair values and carrying values of our debt instruments; and (4) the reduction in amortization related to the reduction in the amortizable base of customer accounts.

        Due to the impact of the changes resulting from the push down accounting adjustments described above, the 2005 statements of operations and cash flows presentations separate our results into two periods: (1) the period prior to the February 8, 2005 consummation of the exchange transaction and (2) the period beginning after that date utilizing the new basis of accounting. The results are further separated by a heavy black line to indicate the effective date of the new basis of accounting.

  Recapitalization

        On May 12, 2006, we completed a recapitalization of our balance sheet by increasing our debt in order to pay a cash dividend of $70.5 million, or $3.86 per share, to all holders of record of our common stock on May 8, 2006, including the Principal Stockholders, which owned approximately 97.1% of the outstanding shares of our common stock at that date.

        As part of the recapitalization, our board of directors also approved the compensatory make-whole payment of $4.5 million or $2.89 for each vested and unvested option awarded in February 2005 under the 2004 Stock Option Plan, including to members of senior management. Approximately $3.2 million of the compensatory make-whole payment related to options that had not yet vested and accordingly this amount plus related taxes was recorded as compensation expense in the second quarter of 2006 and is reflected as recapitalization costs in the Consolidated Statement of Operations and Comprehensive Loss. Approximately $1.3 million of the compensatory make-whole payment related to vested options and was recorded to additional paid in capital. In addition, the exercise price of each vested and unvested option was reduced by $0.98.

        Additionally, in consideration of the adverse impact of the cash dividend on SARs granted in 2005, our board of directors agreed to amend the SARs agreements by effectively fixing the exercise price on 439,160 outstanding SARs at $5.02. Therefore, if there is not a qualified sale prior to February 8, 2011, the holders of such SARs will be entitled to receive the difference between $7.50 and $5.02 per SAR, or $2.48, from us for a total cash outlay of approximately $1.1 million on February 8, 2011. We have established a liability of approximately $0.3 million and $0.1 million as of December 31, 2007 and 2006, respectively, to reflect the portion of the SARs that have been earned since the date of the amendment. Assuming there is no qualified sale prior to February 8, 2011, the Company expects to record approximately $0.2 million in expense per year through February 8, 2011 related to these SARs. As of December 31, 2007, no value has been ascribed to the SARs that have not been modified and no value will be allocated to those SARs unless and until it becomes probable that a qualified sale will occur.

Other Significant Activities

  Net Loss

        We incurred a net loss of $32.2 million for the year ended December 31, 2007. This net loss includes $4.3 million in Merger-related costs. The remaining net loss reflects substantial charges incurred by us for amortization of customer accounts, interest incurred on indebtedness and other factors discussed below.

Industry Metrics

  Recurring Monthly Revenue

        At various times during each year, we measure all of the monthly revenue we are entitled to receive under contracts with customers in effect at the end of the period. Our computation of RMR may not be comparable to other similarly titled measures of other companies, and RMR should not be viewed by investors as an alternative to actual monthly revenue, as determined in accordance with generally accepted accounting principles.

        We had approximately $26.7 million, $20.0 million and $19.9 million of RMR as of December 31, 2007, 2006 and 2005, respectively. The increase in RMR in 2007 is primarily the result of the Merger.

        We believe the presentation of RMR is useful to investors because the measure is used by investors and lenders to value companies such as ours with recurring revenue streams. Management monitors RMR, among other things, to evaluate our ongoing performance. The table below reconciles our RMR to revenue reflected on our consolidated statements of operations (information for the period January 1, 2005 through February 8, 2005 was not considered to be material in a comparison of RMR as of fiscal year end and therefore has not been presented).

	Year Ended December 31, 2007	Year Ended December 31, 2006	February 9– December 31 2005
	(dollar amounts in millions)
RMR at December 31	$26.7	$20.0	$19.9
Amounts excluded from RMR:
Amortization of deferred revenue	1.0	0.8	0.5
Other revenue(a)	3.0	1.9	1.9

Revenue (GAAP basis):
December	30.7	22.7	22.3
February 9 – November 30, 2005	—	—	212.2
January – November	317.2	247.9	—

Total period revenue	$347.9	$270.6	$234.5

    (a)
    Revenue that is not pursuant to monthly contractual billings.

        Our RMR includes amounts billable to customers with past due balances that we believe are collectible. We seek to preserve the revenue stream associated with each customer contract, primarily to maximize our return on the investment we made to generate each contract. As a result, we actively work to collect amounts owed to us and to retain the customers at the same time. In some instances, we may allow up to six months to collect past due amounts, while evaluating the ongoing customer relationship. When we categorize accounts as at-risk because accounts receivable balances exceed certain guidelines or because notice of intent to cancel or move has been provided by the customer, we include the account in attrition calculations. After we have made every reasonable effort to collect past due balances, we will disconnect the customer and include the loss in attrition calculations.

        Our RMR calculation is not considered an alternative to revenue calculated under accounting principles generally accepted in the United States of America ("GAAP") and is not a substitute indication of our operating performance under GAAP. We believe, however, that the supplemental presentation of RMR is useful to investors because the measure is used by investors and lenders to value companies such as ours with recurring revenue streams.

        The following table provides a roll-forward of RMR (beginning RMR, additions, losses, price changes and other changes and ending RMR) by segment and in total for the years indicated.

	Year Ended December 31
	2007				2006				2005
	Retail	Whole- sale	Multi- family	Total	Retail	Whole- sale	Multi- family	Total	Retail	Whole- sale	Multi- family	Total
	(dollar amounts in thousands)
Beginning RMR balance	$16,429	$963	$2,596	$19,988	$16,229	$920	$2,724	$19,873	$16,209	$903	$2,795	$19,907
RMR additions from direct sales	2,331	803	86	3,220	2,111	245	151	2,507	1,907	239	91	2,237
RMR additions from Merger	4,133	2,549	—	6,682	—	—	—	—	—	—	—	—
RMR additions from account purchases	32	—	—	32	—	—	—-	—	—	—	—	—
RMR losses	(2,514)	(661)	(216)	(3,391)	(2,023)	(155)	(311)	(2,489)	(2,158)	(191)	(201)	(2,550)
Price changes and other	217	(39)	(3)	175	112	(47)	32	97	271	(31)	39	279

Ending RMR balance	$20,628	$3,615	$2,463	$26,706	$16,429	$963	$2,596	$19,988	$16,229	$920	$2,724	$19,873

        The table below reconciles our RMR by segment to revenue reflected in our segment results of operations (information for the period January 1, 2005 through February 8, 2005 was not considered to be material in a comparison of RMR as of fiscal year end and therefore has not been presented).

	Year Ended December 31,				Year Ended December 31,				February 9–December 31,
	2007				2006				2005
	Retail	Whole- sale	Multi- family	Total	Retail	Whole- sale	Multi- family	Total	Retail	Whole- sale	Multi- family	Total
	(dollar amounts in millions)
RMR at December 31	$20.6	$3.6	$2.5	$26.7	$16.4	$1.0	$2.6	$20.0	$16.3	$0.9	$2.7	$19.9
Amounts excluded from RMR:
Amortization of deferred revenue	1.0	—	—	1.0	0.8	—	—	0.8	0.5	—	—	0.5
Other revenue(a)	2.5	0.4	0.1	3.0	1.8	—	0.1	1.9	1.6	—	0.3	1.9

Revenue (GAAP basis):
December	24.1	4.0	2.6	30.7	19.0	1.0	2.7	22.7	18.4	0.9	3.0	22.3
February 9 – November 30, 2005	—	—	—	—	—	—	—	—	174.9	8.6	28.7	212.2
January – November	253.4	34.0	29.8	317.2	206.1	10.1	31.7	247.9	—	—	—	—

Total period revenue	$277.5	$38.0	$32.4	$347.9	$225.1	$11.1	$34.4	$270.6	$193.3	$9.5	$31.7	$234.5

(a)
Revenue that is not pursuant to monthly contractual billings.

  Monitoring and Related Services Margin

        In each of the last three years, monitoring and related service revenue comprised over 90% of our total revenue. Monitoring and related services revenue in 2007 increased over 2006, primarily due to the Merger. The table below identifies the monitoring and related services gross margin and gross margin percent for the presented periods, which is exclusive of amortization and depreciation.

			2005
	Year Ended December 31, 2007	Year Ended December 31, 2006	February 9– December 31	January 1– February 8
	(dollar amounts in thousands)
Monitoring and related services revenue	$313,330	$247,370	$219,475	$26,455
Cost of monitoring and related services revenue	99,835	71,823	62,243	7,400

Gross margin	$213,495	$175,547	$157,232	$19,055

Gross margin percent	68.1%	71.0%	71.6%	72.0%

        Our monitoring and related services gross margin percentage has decreased from the prior periods due to several factors, the impact of which we expect to continue into the near to medium term: (i) increased percentage of Wholesale customers which provide lower margins, (ii) increased third party costs for cellular service due to the growing number of customers who choose to have primary or back-up cellular monitoring service, and (iii) increased percentage of commercial customers in our base who choose enhanced services, such as open/close and fire inspections.

  Attrition

        Our customer base reflected a net increase of 751,413 customers during 2007 compared to a net loss of 18,785 and 17,316 customers during 2006 and 2005, respectively. The increase in 2007 is primarily the result of the Merger, through which 115,175 Retail and 597,478 Wholesale customers were acquired. During 2007, Retail customers increased by a net 95,831, Wholesale customers increased by a net 670,978 and Multifamily had a net loss of 15,396 customers. Net losses of customer accounts materially and adversely affect our business, financial condition and results of operations.

        Attrition has a direct impact on our results of operations since it affects our revenue, amortization expense and cash flow. We monitor attrition each quarter based on a quarterly annualized and trailing twelve-month basis. This method utilizes each segment's average RMR base for the applicable period in measuring attrition. Therefore, in periods of RMR growth, the computation of RMR attrition may result in a number less than would be expected in periods when RMR remains stable. In periods of RMR decline, the computation of RMR attrition may result in a number greater than would be expected in periods when RMR remains stable. We believe the presentation of RMR attrition is useful to investors because the measure is used by investors and lenders to value companies such as ours with recurring revenue streams. In addition, we believe RMR attrition information is more useful than customer account attrition because it reflects the economic impact of customer losses.

        In the table below, we define attrition as a ratio, the numerator of which is the gross amount of lost RMR, which includes price decreases, for a given period, net of the adjustments described below, and the denominator of which is the average amount of RMR for a given period. In some instances, we use estimates to derive attrition data. In the calculations directly below, we do not reduce the gross RMR lost during a period by RMR added from "move in" accounts, which are accounts where a new customer moves into a home installed with our security system and vacated by a prior customer, or from "competitive takeover" accounts, which are accounts where the owner of a residence monitored by a competitor requests that we provide monitoring services.

        As defined above, recurring monthly revenue attrition by business segment is summarized at December 31, 2007, 2006 and 2005. As expected, the relatively higher retail gross attrition on the acquired IASG retail portfolio compared to the legacy Retail portfolio caused Retail gross attrition to increase in 2007.

	Recurring Monthly Revenue Attrition
	December 31, 2007		December 31, 2006		December 31, 2005
	Annualized Fourth Quarter	Trailing Twelve Month	Annualized Fourth Quarter	Trailing Twelve Month	Annualized Fourth Quarter	Trailing Twelve Month
Retail	13.3%	13.2%	11.6%	12.5%	12.3%	13.4%
Wholesale	21.8%	22.6%	16.5%	16.5%	15.4%	20.9%
Multifamily	9.0%	10.6%	21.2%	13.9%	6.7%	9.3%

        In the table below, in order to enhance the comparability of our Retail segment attrition results with those of other industry participants, many of which report attrition net of move-in accounts, we define the denominator the same as above but define the numerator as the gross amount of lost RMR, which includes price decreases, for a given period reduced by RMR added from move-in accounts.

	Recurring Monthly Revenue Attrition
	December 31, 2007		December 31, 2006		December 31, 2005
	Annualized Fourth Quarter	Trailing Twelve Month	Annualized Fourth Quarter	Trailing Twelve Month	Annualized Fourth Quarter	Trailing Twelve Month
Retail	11.7%	11.3%	9.5%	10.2%	10.0%	11.0%

        Our actual attrition experience shows that the relationship period with any individual customer can vary significantly. Customers discontinue service with us for a variety of reasons, including relocation, service issues and cost. A portion of the customer base can be expected to discontinue service every year. Any significant change in the pattern of our historical attrition experience would have a material effect on our results of operations.

Sources of Revenue

        For both Retail and Multifamily segments, revenue is primarily generated from providing monitoring services. Monitoring revenue is generated based on contracts that we enter into with our customers. Our Retail customer contracts typically have three-year initial terms for residential customers and five-year initial terms for commercial customers. Our Multifamily customer contracts have initial terms that fall within a range of five to ten years and average eight years at inception. Our contracts generally also provide for automatic renewal provisions where permitted. Renewal terms are generally one year for Retail customers and up to five years in the case of Multifamily customers. Many of our residential and commercial contracts require us to provide additional services, such as maintenance services, generating incremental revenue for us. Wholesale revenue includes monitoring services as well as business support services with contracts generally on a month-to-month basis. Installation and other revenue consists primarily of sales of burglar alarms, CCTV systems, fire alarms and card access control systems to commercial customers.

Costs of Revenue; Expenses

        Monitoring and related services costs generally relate to the cost of providing monitoring service and include the costs of monitoring, billing, customer service and field operations. Installation and other costs of revenue consist primarily of equipment and labor charges to install alarm systems, closed circuit television systems, fire alarms and card access control systems sold to our customers.

        Selling expenses include employee compensation, benefits and recruiting for our internal sales force, advertising, customer signage, marketing materials, trade show expense, and amortization of previously deferred selling costs. General and administrative expenses include lease expenses on office space and office equipment, telecommunications, costs of debt collection efforts, employee compensation and benefits, professional service fees and other miscellaneous expenses. Amortization of intangibles and depreciation includes amortization of customer accounts, dealer relationships and non-competition agreements as well as depreciation on property and equipment.

Critical Accounting Policies

        Our discussion and analysis of results of operations and financial condition are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis, including those related to bad debts, inventories, investments, customer accounts, goodwill, intangible assets, income taxes, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

  Acquisitions

        We account for our acquisitions of security monitoring businesses using the purchase method. The purchase method requires that we estimate the fair value of the individual assets and liabilities acquired. The estimation of the fair value of the assets and liabilities acquired and consideration given involves a number of judgments and estimates See Note 3, "IASG Acquisition," for additional information regarding the fair value estimates and purchase price allocation related to the Merger.

  Push Down Accounting

        As described in "Significant Activities—Push Down Accounting Adjustments" above, in 2005 we "pushed down" the Principal Stockholders' basis to a proportionate amount of our underlying assets and liabilities acquired based on the estimated fair market values of the assets and liabilities. The "pushed down" basis as of February 8, 2005 was used to value customer accounts, property and equipment, trade name, goodwill, deferred customer acquisition costs and revenue, debt, additional paid in capital and deficit as of the restructuring. Additions of assets or liabilities subsequent to February 8, 2005 are initially recorded at cost.

  Revenue and Expense Recognition

        Revenue is recognized when security services are provided. System installation revenue, sales revenue on equipment upgrades and direct and incremental costs of installations and sales are deferred for residential customers with monitoring service contracts. For commercial customers and our national account customers, revenue recognition is dependent upon each specific customer contract. In instances when we pass title to a system, we recognize the associated revenue and costs related to the sale of the equipment in the period incurred regardless of whether the sale is accompanied by a service agreement. In cases where we retain title to the system, we defer and amortize revenue and direct costs.

        Deferred system and upgrade installation revenue are recognized over the estimated life of the customer utilizing an accelerated method for our Retail customers and a straight-line method for our Multifamily customers. Deferred costs in excess of deferred revenue are recognized utilizing a straight-line method over the initial contract term, typically two to three years for residential systems, five years for commercial systems and five to ten years for Multifamily systems. To the extent deferred costs are less than deferred revenue, such costs are recognized over the estimated life of the customer utilizing the same method as with the related deferred revenue. Therefore, a change in the estimated life of a customer pool would result in a change in the amount of previously deferred revenue that would be amortized to income but would also result in a similar change in the amount of previously deferred costs that are amortized to expense. For example, if we had determined as of January 1, 2007 that the estimated life of each pool should be shortened by one year, the amount of previously deferred revenue amortized to revenue for the year ended December 31, 2007 would have increased by $1.0 million. Similarly, the amount of previously deferred cost of revenue would have increased by $1.0 million resulting in no net impact to gross profit.

        The table below reflects the impact of our accounting policy on the respective line items of the Statement of Operations for the years ended December 31, 2007 and 2006 and the periods February 9, 2005 through December 31, 2005 and January 1, 2005 through February 8, 2005. The "Total amount incurred" line represents the current amount of billings that were made and the current costs that were incurred for the period. We then subtract the deferral amount and add back the amortization of previous deferral amounts to determine the amount we report on the Statement of Operations.

	For the Year Ended December 31, 2007			For the Year Ended December 31, 2006			February 9–December 31, 2005			January 1–February 8, 2005
	Revenue— other	Cost of revenue— other	Selling expense	Revenue— other	Cost of revenue— other	Selling expense	Revenue— other	Cost of revenue— other	Selling expense	Revenue— other	Cost of revenue— other	Selling expense
	(dollar amounts in thousands)
Retail segment:
Total amount incurred	$52,648	$58,778	$47,921	$44,527	$54,311	$44,759	$35,532	$42,469	$36,106	$3,265	$3,663	$3,619
Amount deferred	(29,790)	(37,317)	(19,209)	(29,092)	(38,244)	(18,059)	(24,193)	(29,947)	(15,309)	(2,147)	(2,579)	(1,470)
Amount amortized	10,669	16,906	15,986	7,249	11,887	11,983	3,579	5,623	5,893	798	1,487	1,550

Amount included in Statement of Operations	$33,527	$38,367	$44,698	$22,684	$27,954	$38,683	$14,918	$18,145	$26,690	$1,916	$2,571	$3,699

Wholesale segment:
Total amount incurred(a)	$546	$—	$1,430	$—	$—	$270	$—	$—	$253	$—	$—	$26

Multifamily segment:
Total amount incurred	$308	$3,473	$1,749	$300	$2,539	$2,182	$167	$1,638	$1,912	$(156)	$169	$237
Amount deferred	(20)	(2,957)	(470)	19	(2,016)	(176)	(167)	(1,579)	(27)	156	(160)	(9)
Amount amortized	180	1,987	145	179	1,087	44	88	612	28	172	734	36

Amount included in Statement of Operations	$468	$2,503	$1,424	$498	$1,610	$2,050	$88	$671	$1,913	$172	$743	$264

Total Company:
Total amount incurred	$53,502	$62,251	$51,100	$44,827	$56,850	$47,211	$35,699	$44,107	$38,271	$3,109	$3,832	$3,882
Amount deferred	(29,810)	(40,274)	(19,679)	(29,073)	(40,260)	(18,235)	(24,360)	(31,526)	(15,336)	(1,991)	(2,739)	(1,479)
Amount amortized	10,849	18,893	16,131	7,428	12,974	12,027	3,667	6,235	5,921	970	2,221	1,586

Amount reported in Statement of Operations	$34,541	$40,870	$47,552	$23,182	$29,564	$41,003	$15,006	$18,816	$28,856	$2,088	$3,314	$3,989

(a)
The Wholesale segment revenue—other represents interest and fee income generated from our dealer loan program acquired in the Merger.

        In addition to the amounts reflected in the table above relating to our costs incurred to create new accounts, our Retail segment also capitalized purchases of rental equipment in the amount of $4.4 million, $2.8 million and $0.8 million for the years ended December 31, 2007, and 2006 and the period February 8, 2005 through December 31, 2005, respectively. During 2007, we also purchased customer accounts valued at $1.0 million.

  Valuation of Intangible Assets

        As discussed in "Significant Activities—Push Down Accounting Adjustments" above, because the Principal Stockholders acquired substantially all of our common stock, resulting in a new basis of accounting, new values for intangible assets were recorded in the first quarter of 2005 based on estimates of fair market values. New values were recorded for customer accounts, trade names and goodwill. In addition, intangible assets acquired in the Merger were recorded in 2007.

        Customer accounts were valued by segment based on a combination of (1) the income approach utilizing our projections of cash flow, operating margins and customer attrition and (2) the market approach based on available industry transaction data generally expressed as a multiple of recurring monthly revenue. Trade name values were based on the identifiable revenue associated with each segment and were valued based on the income approach. Goodwill represents the excess of the purchase price over the fair value of net assets acquired. Goodwill and trade names are tested for impairment on at least an annual basis or as circumstances warrant.

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

  •
  adverse regulatory rulings.

        An impairment test of customer accounts would have to be performed when the undiscounted expected future operating cash flows by asset group, which consists primarily of capitalized customer accounts and related goodwill, is less than the carrying value of that asset group. An impairment would be recognized if the fair value of the customer accounts is less than the net book value of customer accounts.

        We evaluate goodwill for impairment annually as of the beginning of the third quarter and any time an event occurs or circumstances change that could reduce the fair value for a reporting unit below its carrying amount. Goodwill is recorded in our Retail, Wholesale and Multifamily operating segments, which are also our reporting units for purposes of evaluating our recorded goodwill for impairment. If the carrying value of the reporting unit exceeds its fair value, we are required to impair goodwill. We determine fair value by using an enterprise valuation methodology determined by a discounted cash flow approach or valuation report, both of which we believe are an appropriate method to determine fair value. There is considerable management judgment with respect to cash flow estimates to be used in determining fair value. We completed our annual impairment testing during the third quarter of 2007 and determined that no impairment of our non-amortizable goodwill and intangible assets was required as of July 1, 2007. No impairment charge was recorded in 2006 or 2005.

  Customer Account and Dealer Relationship Amortization

        The choice of an amortization life and method is based on our estimates and judgments about the amounts and timing of expected future revenue from customer accounts and average customer account life. Amortization methods and selected periods were determined because, in our opinion, they would adequately match amortization cost with anticipated revenue. We evaluate the appropriateness of the amortization life and method of each of our customer account pools based on the actual historical attrition experience of each pool and, when deemed necessary, perform a lifing study on our customer accounts to assist us in determining appropriate lives of our customer accounts. These analyses are needed in light of the inherent declining revenue curve over the life of a pool of customer accounts. We have identified four distinct pools of customer accounts, as shown in the table below, each of which has distinct attributes that effect differing attrition characteristics. For the Retail and Wholesale pools, the result of lifing studies indicated to us that we can expect attrition to be greatest in years one through five of asset life and that a declining balance (accelerated) method would therefore best match the future amortization cost with the estimated revenue stream from these customer pools. We switch from the declining balance method to the straight-line method in the year the straight-line method results in greater amortization expense.

        Our amortization rates consider the average estimated remaining and historical projected attrition rates. The amortization method for each customer pool is as follows:

Pool	Method
Customer Accounts:
Retail-Protection One	Ten-year 135% declining balance
Retail-IASG	Nine-year 150% declining balance
Multifamily	Nine-year straight-line
Dealer Relationships:
Wholesale	Fifteen-year 150% declining balance

        We conduct comprehensive reviews of our attrition experience on an ongoing basis and adjust the estimated lives of our customer accounts and dealer relationships as needed. We recorded approximately $45.5 million of customer account amortization and $3.6 million of dealer relationship amortization for the year ended December 31, 2007. We recorded approximately $31.9 million of customer account amortization and $0.6 million of dealer relationship amortization for the year ended December 31, 2006. We recorded approximately $32.0 million and $0.6 million of customer account and dealer relationship amortization for the period February 9, 2005 through December 31, 2005, respectively and $5.5 million and $0.1 million of customer account and dealer relationship amortization for the period January 1, 2005 through February 8, 2005, respectively. This amount would change if we changed the estimated life or amortization rate for customer accounts and dealer relationships. For example, if we had determined that the estimated remaining life as of January 1, 2007 of each customer pool should be reduced by one year, customer account and dealer relationship amortization expense would have been approximately $52.4 million and $3.9 million, respectively, for the year ended December 31, 2007.

  Income Taxes

        As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. Significant management judgment is required in determining our provision for income taxes and our deferred tax assets and liabilities. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation and amortization, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered. To the extent we believe that recovery is not likely, we must establish a valuation allowance. We believe that recovery of most of our deferred tax assets is not likely. Accordingly, a valuation allowance for 99.6% of our deferred tax assets has been established.

        We currently do not expect to be in a position to record tax benefits for losses incurred in the future.

        In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109." This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements. The cumulative effect, if any, of applying FIN 48 is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. Our adoption of this interpretation on January 1, 2007 did not have an impact on our consolidated financial statements.

  New accounting standards

        In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. SFAS 159 permits the measurement of specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. We do not anticipate that adoption of this statement will have a material impact on our consolidated financial statements.

        In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The FASB issued FASB Staff Position No. FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13, ("FSP FAS 157-1"). FSP FAS 157-1 excludes FASB Statement No.13 as well as other accounting pronouncements that address fair value measurement on lease classification or measurement from the scope of SFAS 157. During February 2008, the FASB also issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No.157, ("FSP FAS 157-2"), which delays the effective date of FAS 157 for all nonrecurring fair value measurements of nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008. We do not anticipate that adoption of FAS 157, FSP FAS 157-1 or FSP FAS 157-2 will have a material impact on our consolidated financial statements.

        In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 ("SFAS 160"). SFAS 160 establishes accounting and reporting standards that require non-controlling interests in a subsidiary to be reported as a component of equity, changes in a parent's ownership interest while the parent retains its controlling interest to be accounted for as equity transactions, and any retained non-controlling equity investment upon the deconsolidation of a subsidiary to be initially measured at fair value. The Statement also establishes reporting requirements that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. We do not anticipate that adoption of this statement will have a material impact on our consolidated financial statements.

        In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations ("SFAS 141R"). SFAS 141R establishes the principles and requirements for how an acquirer: 1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; 2) in a business combination achieved in stages, sometimes referred to as a step acquisition, recognizes the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values; 3) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. SFAS 141R establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period on or after December 15, 2008. The adoption of SFAS 141R will have an impact on our accounting for future business combinations; however, the materiality of that impact cannot be determined.

        In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110 ("SAB 110") which allows companies that do not have sufficient historical experience for estimating the expected term of "plain vanilla" share option grants to provide a reasonable estimate and to continue use of the "simplified" method after December 31, 2007. SAB 110 extends the opportunity to use the "simplified" method beyond December 31, 2007, as was allowed by Staff

Accounting Bulletin No. 107 ("SAB 107"). Adoption of SAB 110 will not impact our consolidated financial statements as we did not use the "simplified" method to estimate lives of share-based awards.

Results of Operations

  Protection One Consolidated

        For the year ended December 31, 2007, we incurred a consolidated net loss of $32.2 million or loss per share of common stock of $1.37. For the year ended December 31, 2006, we incurred a consolidated net loss of $17.4 million or loss per share of common stock of $0.95. For the periods February 9, 2005 through December 31, 2005 and January 1, 2005 through February 8, 2005, we incurred consolidated net losses of $15.6 million and $11.4 million, respectively, or losses per share of common stock of $0.86 and $5.80, respectively. Interest expense of $49.5 million and Merger-related costs of $4.3 million as well as increased amortization and depreciation expense of $20.4 million as a result of the Merger contributed to the net loss for the year ended December 31, 2007. Interest expense of $37.4 million and recapitalization costs of $4.5 million contributed to the net loss for the year ended December 31, 2006. Interest expense of $31.2 million and a loss on retirement of debt of $6.7 million contributed to the net loss for the period February 9, 2005 through December 31, 2005. The net loss in the period January 1, 2005 through February 8, 2005 includes $5.9 million for change in control and debt restructuring costs.

        Monitoring and related services revenue increased in 2007, primarily as a result of the Merger. Cost of monitoring and related services revenue increased approximately 39.0% in 2007 compared to 2006, primarily due to our increased customer base. Monitoring and related services margin as a percentage of related revenue was at or above 68% in 2007, 2006 and 2005. Our monitoring and related services gross margin percentage has decreased from the prior period due to several factors, the impact of which we expect to continue into the near to medium term: (i) increased percentage of Wholesale customers, which provide lower margins, (ii) increased third party costs for cellular service due to the growing number of customers who choose to have primary or back-up cellular monitoring service, and (iii) increased percentage of commercial customers in our base who choose enhanced services, such as open/close and fire inspections which typically have lower gross margins than our standard monitoring services. Interest expense in 2007 increased approximately 32.3% due to indebtedness assumed in the Merger. Interest expense includes approximately $6.9 million, $6.5 million and $7.5 million of amortization of debt issue costs and debt discounts and premium for the years ended December 31, 2007 and 2006 and the period February 9, 2005 through December 31, 2005, respectively.

  Retail

        We present the table below to show how the operating results for the Retail segment have changed over the periods presented. Next to each period's results of operations, we provide the relevant percentage of total revenue so that you can make comparisons about the relative change in revenue and expenses. As a result of the push down accounting adjustments described in "Significant Activities—Push Down Accounting Adjustments" above, the information in post-push down periods (years ended December 31, 2007and 2006 and period February 9, 2005 through December 31, 2005) and the pre-push down periods (period January 1, 2005 through February 8, 2005) presented in the following table may not be comparable.

					February 9 through December 31,		January 1 through February 8,
	For the year ended December 31, 2007		For the year ended December 31, 2006
					2005
	(dollar amounts in thousands)
Revenue
Monitoring and related services	$243,963	87.9%	$202,355	89.9%	$178,301	92.3%	$21,454	91.8%
Installation and other	33,527	12.1	22,684	10.1	14,917	7.7	1,916	8.2

Total Revenue	277,490	100.0	225,039	100.0	193,218	100.0	23,370	100.0
Cost of revenue (exclusive of amortization and depreciation shown below)
Monitoring and related services	72,526	26.2	58,551	26.0	51,160	26.5	6,121	26.2
Installation and other	38,367	13.8	27,956	12.4	18,145	9.4	2,571	11.0

Total cost of revenue (exclusive of amortization and depreciation shown below)	110,893	40.0	86,507	38.4	69,305	35.9	8,692	37.2
Operating Expenses
Selling expenses	44,698	16.1	38,684	17.2	26,690	13.8	3,699	15.8
General and administrative expenses	63,359	22.8	53,617	23.8	46,640	24.1	6,648	28.4
Merger-related costs	4,344	1.6	—	—	—	—	—	—
Change in control and debt restructuring costs in 2005 and recapitalization costs in 2006	—	—	4,452	2.0	—	—	5,939	25.4
Amortization of intangibles and depreciation expense	49,501	17.8	34,443	15.3	37,144	19.2	6,059	25.9

Total operating expenses	161,902	58.3	131,196	58.3	110,474	57.1	22,345	95.6

Operating income (loss)	$4,695	1.7%	$7,336	3.3%	$13,439	7.0%	$(7,667)	(32.8)%

        2007 Compared to 2006.    Retail had a net increase of 95,831 customers in 2007 compared to a net decrease of 9,145 customers in 2006. The increase in 2007 is primarily attributable to 115,175 customers acquired in the Merger. The weighted average customer base was 583,397 for 2007 compared to 511,261 for 2006.

        Further analysis of the change in the Retail customer account base is shown in the table below.

	2007	2006	2005
Beginning Balance, January 1,	506,688	515,833	532,542
Customer additions, excluding additions from Merger	56,788	54,574	53,974
Customer additions from Merger	115,175	—	—
Customer losses	(74,696)	(62,201)	(69,620)
Other adjustments	(1,436)	(1,518)	(1,063)

Ending Balance, December 31,	602,519	506,688	515,833

        For a roll-forward of Retail segment RMR, please see the segment table in "Industry Metrics—Recurring Monthly Revenue," above.

        Monitoring and related service revenue increased 20.6% in 2007 compared to 2006, primarily due to the addition of Retail customers acquired through the Merger. Excluding the impact of the Merger, monitoring and related services revenue increased approximately 2.0% as a result of an increase in billable service calls, commercial customer growth and customer retention efforts. This revenue consists primarily of contractual revenue derived from providing monitoring and maintenance service.

        Installation and other revenue includes $10.7 million in amortization of previously deferred revenue in 2007 compared to $7.2 million in 2006. In 2007, we experienced an $8.2 million increase in commercial sales arrangements which result in immediate revenue recognition. The increase in commercial sales is primarily due to an increase in the commercial and national accounts sales force, partially as a result of the Merger, and includes an increase in the installation of CCTV and access control systems. Installation and other revenue is generated from our internal installations of new alarm systems and consists primarily of sales of burglar alarms, CCTV systems, fire alarms and access control systems to commercial customers, as well as amortization of previously deferred revenue.

        Cost of monitoring and related services revenue increased 23.9% in 2007 compared to 2006, primarily due to the addition of Retail customers acquired through the Merger. Excluding the impact of the Merger, cost of monitoring and related services revenue increased 6.3% due to increases in service expense and increased wages and related costs. These costs generally relate to the cost of providing monitoring service and include the costs of monitoring, billing, customer service and field operations. Cost of monitoring and related services revenue as a percentage of the related revenue increased to 29.7% in 2007 from 28.9% in 2006 due to an increase in commercial customers with lower margins as well as increased customers selecting cellular phone back-up at a lower margin. See "Monitoring and Related Services Margin," above, for additional information related to the increase in the cost of monitoring and related services revenue.

        Cost of installation and other revenue includes $16.9 million in amortization of previously deferred customer acquisition costs in 2007 compared to $11.9 million in 2006. We also experienced a $5.5 million increase in cost of installation and other revenue for our commercial sales in 2007 compared to 2006, related to the increase in revenue. Cost of installation and other revenue consists primarily of equipment and labor charges to install alarm systems, CCTV systems, fire alarms and card access control systems sold to our customers, as well as amortization of previously deferred customer acquisition costs.

        Selling expense includes $16.0 million in amortization of previously deferred customer acquisition costs in 2007 compared to $12.0 million in 2006. Other selling expenses have increased over 2006 levels by approximately $2.0 million due to increases in wages, benefits, commissions and other expenses related to an increase in commercial sales activities.

        General and administrative expense increased 18.2% in 2007 compared to 2006. Increases in salaries and related expense of $5.6 million and $2.4 million in professional fees were primarily related to the Merger. General and administrative expense as a percent of revenue decreased to 22.8% in 2007 from 23.8% in 2006 as a result of increased scale arising from the Merger.

        Merger-related costs in 2007 were primarily for severance and retention payments to employees of IASG.

        Recapitalization costs in 2006 include approximately $1.2 million in fees to third party consultants in connection with the amendment to the Senior Credit Agreement and approximately $3.2 million related to the compensatory make-whole payment described in "Significant Activities—Recapitalization," above.

        Amortization of intangibles and depreciation expense in 2007 includes amortization of customer accounts on an accelerated basis and depreciation of fixed assets on a straight-line basis over the useful life of the asset. Annual amortization expense of customer accounts increased in 2007 primarily due to the Merger.

        2006 Compared to 2005.    Retail had a net decrease of 9,145 customers in 2006 compared to a net decrease of 16,709 customers in 2005. The average customer base was 511,261 for 2006 compared to 524,188 for 2005.

        Monitoring and related service revenue increased 1.3% in 2006 compared to 2005. We believe our focus on customer retention coupled with price increases and growth in our commercial customer base contributed to the increase. This revenue consists primarily of contractual revenue derived from providing monitoring and maintenance service.

        Installation and other revenue includes $7.2 million in amortization of previously deferred revenue in 2006 compared to $3.6 million and $0.8 million for the post-push down and pre-push down periods in 2005, respectively. In 2006, we experienced a $3.2 million increase in commercial sales arrangements which result in immediate revenue recognition. Installation and other revenue is generated from our internal installations of new alarm systems and consists primarily of sales of burglar alarms, CCTV systems, fire alarms and card access control systems to commercial customers, as well as amortization of previously deferred revenue.

        Cost of monitoring and related services revenue increased 2.2% in 2006 compared to 2005. These costs generally relate to the cost of providing monitoring service and include the costs of monitoring, billing, customer service and field operations. Cost of monitoring and related services revenue as a percentage of the related revenue increased to 28.9% in 2006 from 28.7% in 2005. See "Monitoring and Related Services Margin," above, for additional information related to the increase in the cost of monitoring and related services revenue.

        Cost of installation and other revenue includes $11.9 million in amortization of previously deferred customer acquisition costs in 2006 compared to $5.6 million and $1.5 million for the post-push down and pre-push down periods in 2005, respectively. We also experienced a $1.8 million increase in cost of installation and other revenue for our outright commercial sales in 2006 compared to 2005. Cost of installation and other revenue consists primarily of equipment and labor charges to install alarm systems, CCTV systems, fire alarms and card access control systems sold to our customers, as well as amortization of previously deferred customer acquisition costs.

        Selling expense includes $12.0 million in amortization of previously deferred customer acquisition costs in 2006 compared to $5.9 million and $1.5 million for the post-push down and pre-push down periods in 2005, respectively. Other selling expenses have increased over 2005 levels by approximately $3.7 million due to increases in wages, benefits, commissions and other expenses related to an increase in the number of sales managers and salespeople in our internal sales force.

        General and administrative expense increased slightly (less than 1.0%) in 2006 compared to 2005. An increase in bad debt expense of $1.1 million was partially offset by a reduction in outside legal services of $0.9 million. In addition, share-based compensation, exclusive of those costs reflected as recapitalization costs, of approximately $1.4 million was expensed in 2006 because we adopted SFAS 123R as of January 1, 2006. Expense related to share-based compensation was not required in 2005. Share-based compensation costs and increases in other general and administrative expenses were offset by expense allocated to Multifamily for the cost of administrative functions absorbed by Protection One Alarm Monitoring, Inc. as part of the Multifamily consolidation. The period January 1, 2005 through February 8, 2005 includes $0.4 million in retention bonus expense. Excluding the impacts of share-based compensation in 2006 and of the retention bonus expense in 2005, general and administrative expenses declined approximately $0.6 million in 2006 compared to 2005.

        Recapitalization costs in 2006 include approximately $1.2 million in fees to third party consultants in connection with the amendment to the Senior Credit Agreement and approximately $3.2 million related to the compensatory make-whole payment described in "Significant Activities—Recapitalization," above.

        Change in control and debt restructuring costs for the 2005 pre-push down period include $5.6 million in fees paid upon completion of the restructuring as well as legal and other fees related to the debt restructuring.

        Amortization of intangibles and depreciation expense in 2006 includes amortization of customer accounts over a ten-year life on an accelerated basis and depreciation of fixed assets on a straight-line basis over the useful life of the asset. Annual amortization expense of customer accounts has decreased in the post-push down period due to a push down adjustment reducing the gross customer account asset being amortized.

  Wholesale

        We present the table below to show how the operating results of the Wholesale segment have changed over the periods presented. Next to each period's results of operations, we provide the relevant percentage of total revenue so that you can make comparisons about the relative change in revenue and expenses. As a result of the push down accounting adjustments described in "Significant Activities—Push Down Accounting Adjustments" above, the information in post-push down periods (years ended December 31, 2007 and 2006 and period February 9, 2005 through December 31, 2005) and the pre-push down periods (period January 1, 2005 through February 8, 2005) presented in the following table may not be comparable.

					February 9 through December 31,		January 1 through February 8,
	For the year ended December 31, 2007		For the year ended December 31, 2006
					2005
	(dollar amounts in thousands)
Revenue
Monitoring and related services	$37,432	98.6%	$11,117	100.0%	$9,557	100.0%	$1,110	100.0%
Installation and other	546	1.4	—	—	—	—	—	—

Total Revenue	37,978	100.0	11,117	100.0	9,557	100.0	1,110	100.0
Cost of revenue (exclusive of amortization and depreciation shown below)
Monitoring and related services	19,599	51.6	5,589	50.3	4,338	45.4	506	45.5

Total cost of revenue (exclusive of amortization and depreciation shown below)	19,599	51.6	5,589	50.3	4,338	45.4	506	45.5
Operating Expenses
Selling expenses	1,430	3.8	270	2.5	253	2.6	26	2.4
General and administrative expenses	6,574	17.3	2,357	21.2	2,204	23.1	274	24.6
Amortization of intangibles and depreciation expense	6,274	16.5	795	7.1	810	8.5	53	4.8

Total operating expenses	14,278	37.6	3,422	30.8	3,267	34.2	353	31.8

Operating income	$4,101	10.8%	$2,106	18.9%	$1,952	20.4%	$251	22.7%

        2007 Compared to 2006.    Wholesale had a net increase of 670,978 monitored sites in 2007, including 597,478 acquired in the Merger, compared to a net increase of 15,263 monitored sites in 2006. The weighted average number of monitored sites was 679,044 for 2007 compared to 186,554 for 2006.

        Further analysis of the change in the Wholesale base of monitored sites is shown in the table below.

	2007	2006	2005
Beginning Balance, January 1,	194,185	178,922	167,061
Customer additions, excluding additions from Merger	209,957	49,838	43,954
Customer additions from Merger	597,478	—	—
Customer losses	(136,107)	(29,812)	(31,971)
Other adjustments	(350)	(4,763)	(122)

Ending Balance, December 31,	865,163	194,185	178,922

        For a roll-forward of Wholesale segment RMR, please see the segment table in "Industry Metrics—Recurring Monthly Revenue," above.

        Monitoring and related service revenue increased significantly in 2007 compared to 2006 primarily due to the Merger which resulted in approximately $25.3 million additional revenue. Excluding the impact of the Merger, monitoring and related services revenue increased approximately 9.2%. This revenue consists primarily of contractual revenue derived from providing monitoring services to Wholesale customers and dealers.

        Installation and other revenue represents interest income and loan fees generated from our dealer loan program.

        Cost of monitoring and related services revenue generally relates to the cost of providing monitoring service including the costs of monitoring and dealer care. These costs increased approximately $13.3 million due to the Merger and the cost of monitoring and related services revenue as a percentage of related revenue increased to 52.4% in 2007 from 50.3% in 2006. We are in the process of aligning the infrastructure acquired in the Merger with our systems in an effort to improve operating efficiency. Excluding the impact of the Merger, cost of monitoring and related services revenue increased approximately 13.3%.

        Selling expense in 2007 increased compared to 2006 due to the Merger and the resulting significant increase in revenue. Wages and related expense increased $0.6 million and trade show expense increased approximately $0.1 million.

        General and administrative expense increased by $4.2 million primarily due to the addition of $4.0 million in costs as a result of the Merger. As a percentage of revenue, general and administrative expense decreased to 17.3% in 2007 from 21.2% in 2006 due to economies of scale gained through the Merger.

        Amortization of intangibles and depreciation expense increased significantly in 2007 compared to 2006 as a result of increased amortization of $5.6 million related to the acquisition of dealer relationships in the Merger. Excluding the impact of the Merger, amortization of intangibles and depreciation expense decreased approximately 14.0%.

        2006 compared to 2005.    We had a net increase of 15,263 monitored sites in 2006, compared to a net increase of 11,861 monitored sites in 2005. The average number of monitored sites was 186,554 for 2006 compared to 172,992 for 2005.

        Monitoring and related service revenue increased 4.2% in 2006 compared to 2005. This revenue consists primarily of contractual revenue derived from providing monitoring services to Wholesale customers and dealers.

        Cost of monitoring and related services revenue increased 15.4% in 2006 compared to 2005. These costs include the costs of monitoring, billing and dealer care. Cost of monitoring and related services revenue as a percentage of the related revenue increased to 50.3% in 2006 from 45.4% in 2005. These costs increased in 2006 due to additional labor costs associated with monitoring and billing system conversion. See "Monitoring and Related Services Margin," above, for additional information related to the increase in the cost of monitoring and related services revenue.

        Selling expense was $0.3 million in 2006, which was consistent with 2005.

        General and administrative expense decreased $0.1 million in 2006 compared to 2005. General and administrative expense as a percentage of revenue decreased to 21.2% in 2006 from 23.2% in 2005 due to the increase in revenue.

        Amortization of intangibles and depreciation expense decreased by less than $0.1 million in 2006 compared to 2005 and includes depreciation of fixed assets on a straight-line basis over the useful life of the asset. Annual amortization expense of customer accounts has decreased in the post-push down period due to a push down adjustment reducing the gross customer account asset that is being amortized.

  Multifamily

        The following table provides information for comparison of the Multifamily operating results for the periods presented. Next to each year's results of operations, we provide the relevant percentage of total revenue so that comparisons about the relative change in revenue and expenses can be made. As a result of the push down accounting adjustments described in "Significant Activities—Push Down Accounting Adjustments" above, the post-push down results for the years ended December 31, 2007 and 2006 and period February 9, 2005 through December 31, 2005 may not be comparable to the pre-push down results for the period January 1, 2005 through February 8, 2005.

					February 9 through December 31,		January 1 through February 8,
	For the year ended December 31, 2007		For the year ended December 31, 2006
					2005
	(dollar amounts in thousands)
Revenue
Monitoring and related services	$31,935	98.6%	$33,898	98.5%	$31,618	99.7%	$3,891	95.8%
Installation and other	468	1.4	498	1.5	88	0.3	172	4.2

Total Revenue	32,403	100.0	34,396	100.0	31,706	100.0	4,063	100.0
Cost of revenue (exclusive of amortization and depreciation shown below)
Monitoring and related services	7,710	23.8	7,683	22.3	6,745	21.3	773	19.0
Installation and other	2,503	7.7	1,610	4.7	671	2.1	743	18.3

Total cost of revenue (exclusive of amortization and depreciation shown below)	10,213	31.5	9,293	27.0	7,416	23.4	1,516	37.3
Operating Expenses
Selling expenses	1,424	4.4	2,050	6.0	1,913	6.0	264	6.5
General and administrative expenses	7,913	24.4	6,939	20.2	8,313	26.2	1,182	29.1
Corporate consolidation costs	—	—	20	—	2,339	7.4	—	—
Amortization of intangibles and depreciation expense	6,289	19.4	6,429	18.7	5,788	18.3	526	12.9

Total operating expenses	15,626	48.2	15,438	44.9	18,353	57.9	1,972	48.5

Operating income	$6,564	20.3%	$9,665	28.1%	$5,937	18.7%	$575	14.2%

        2007 compared to 2006.    Multifamily had a net decrease of 15,396 monitored sites in 2007 as compared to a net decrease of 20,541 monitored sites in 2006 (excluding conversion adjustments). The "Conversion adjustments" line item in the table below reflects the impact of the conversion of our billing system to our new technology platform, MAS. Monitored sites are defined differently in the new system and the result is a decrease in the number of monitored sites in the new system. Multifamily identified a 1,129 decrease in the number of monitored sites in 2005 and, in the second quarter of 2006, identified the existence of duplicate accounts resulting in an additional decrease of 4,362 monitored sites for a total decrease of 5,491 monitored sites from the conversion. There was no impact on either revenue or accounts receivable resulting from conversion adjustments. The average number of Multifamily monitored sites was 285,441 for 2007 compared to 305,591 for 2006. The change in Multifamily's base of monitored sites for the period is shown below.

	2007	2006	2005
Beginning Balance, January 1,	293,139	318,042	330,510
Customer additions	8,277	14,726	9,444
Customer losses	(24,141)	(35,267)	(20,783)
Other	468	—	—
Conversion adjustments	—	(4,362)	(1,129)

Ending Balance, December 31,	277,743	293,139	318,042

        For a roll-forward of Multifamily segment RMR, please see the segment table in "Industry Metrics—Recurring Monthly Revenue," above.

        Monitoring and related services revenue decreased 5.8% in 2007 compared to 2006 as a result of the decline in the customer base from cancellations in excess of additions. Low penetration of land-line services in rental units led to a large decline in installation backlog during 2006 and, as a result, less installations in 2007. While our sales increased in 2007 due to the availability of a product that utilizes wireless technology, our installation backlog has also increased as a result of the long lead time involved with new property construction. This revenue consists primarily of contractual revenue derived from providing monitoring and maintenance service.

        Installation and other revenue includes $0.2 million in amortization of previously deferred revenue in 2007 and 2006. This revenue consists primarily of amortization of previously deferred revenue associated with the installation of alarm systems and revenue from the sale of access control systems.

        Cost of monitoring and related services revenue increased slightly (less than 1%) in 2007 compared to 2006. This cost includes monitoring, billing, customer service and field operations related to providing our monitoring services. Cost of monitoring and related services revenue as a percentage of the related revenue increased to 24.1% in 2007 from 22.7% in 2006 due to the decline in revenue.

        Cost of installation and other revenue includes $2.0 million in amortization of previously deferred customer acquisition costs in 2007 compared to $1.1 million in 2006. This cost also includes the cost to install access control systems.

        Selling expense decreased by approximately $0.6 million and includes approximately $0.1 million in amortization of previously deferred customer acquisition costs in 2007 compared to less than $0.05 million in 2006. Other selling expense decreased due to the elimination of the Vice President of Sales position in 2007. Responsibilities for this position, in addition to oversight of field service and installation personnel, were transitioned to a new Senior Vice President position, which is classified as general and administrative expense.

        General and administrative expense increased approximately $1.0 million or 14.0% in 2007 compared to 2006. Increases in wages and related expense, travel and professional services were primarily responsible for the increase, including amounts related to the new Senior Vice President position described in "Selling expense," above.

        Corporate consolidation costs in 2006 include severance and retention payments for those employees whose responsibilities were consolidated into the parent company.

        Amortization of intangibles and depreciation expense represents amortization of customer accounts over a nine-year life and depreciation of fixed assets over their useful life on a straight-line basis.

        2006 compared to 2005.    Excluding conversion adjustments described above, we had a net decrease of 20,541 monitored sites in 2006 compared to a net decrease of 11,339 monitored sites in 2005. This decrease is due primarily to fewer monitored site additions, which did not replace sites lost due to attrition. Demand for our services from owners and managers of multifamily properties was negatively affected by the increasing preference of occupants of multifamily units to subscribe only for cellular telephone services and not for traditional telephone service, which our alarm systems have historically used to transport alarm signals to our monitoring center. The average number of monitored sites was 305,591 for 2006 compared to 324,276 for 2005.

        Monitoring and related services revenue decreased 4.5% in 2006 compared to 2005 as a result of the decline in the customer base. This revenue consists primarily of contractual revenue derived from providing monitoring and maintenance service.

        Installation and other revenue includes $0.2 million in amortization of previously deferred revenue in 2006 compared to $0.1 million and $0.2 million for the post-push down and pre-push down periods in 2005, respectively. This revenue consists primarily of amortization of previously deferred revenue associated with the installation of alarm systems and revenue from the sale of access control systems.

        Cost of monitoring and related services revenue increased 2.2% in 2006 compared to 2005. This cost includes monitoring, billing, customer service and field operations related to providing our monitoring services. Cost of monitoring and related services revenue as a percentage of the related revenue increased to 22.7% in 2006 from 21.2% in 2005.

        Cost of installation and other revenue includes $1.1 million in amortization of previously deferred customer acquisition costs in 2006 compared to $0.6 million and $0.7 million in the post-push down and pre-push down periods in 2005, respectively. This cost also includes the cost to install access control systems.

        Selling expense includes approximately $44.0 thousand in amortization of previously deferred customer acquisition costs in 2006 compared to $28.0 thousand and $36.0 thousand for the post-push down and pre-push down periods in 2005, respectively. Other selling expense decreased approximately 5.1% in 2006 compared to 2005 due in part to corporate consolidation efforts.

        General and administrative expense decreased approximately 26.9% in 2006 compared to 2005 primarily due to corporate consolidation efforts undertaken in the fall of 2005.

        Corporate consolidation costs include severance and retention payments for those employees whose responsibilities were consolidated into the parent company.

        Amortization of intangibles and depreciation expense represents amortization of customer accounts over a nine-year life and depreciation of fixed assets over their useful life on a straight-line basis.

Liquidity and Capital Resources

  Debt Obligations

        We expect to generate cash flow in excess of that required for operations, for interest payments and for principal payments required under the Senior Credit Agreement. On March 14, 2008, we borrowed approximately $110.3 million under a new unsecured term loan facility to allow us to redeem all of the Senior Subordinated Notes. The Unsecured Term Loan bears interest at the prime rate plus 11.5% per annum and matures in 2013. Using the proceeds from the Unsecured Term Loan and available cash on hand, we deposited with the Trustee an amount sufficient to redeem all of the Senior Subordinated Notes. Accordingly, our obligations under the Senior Subordinated Notes Indenture were satisfied and discharged effective March 14, 2008. The Senior Subordinated Notes were called for redemption on March 14, 2008 and will be redeemed effective April 14, 2008 as provided by the Senior Subordinated Notes Indenture. Our senior credit facility would have been subject to an early maturity date of June 30, 2008 had the Senior Subordinated Notes not been refinanced.

        On April 26, 2006, we amended and restated our Senior Credit Agreement increasing our outstanding term loan borrowings under the senior credit facility by approximately $66.8 million to $300.0 million. The applicable margin with respect to the amended term loan was reduced by 0.5% to 1.5% for base rate borrowing and 2.5% for Eurodollar borrowing.

        On March 13, 2007, we further amended our Senior Credit Agreement. Pursuant to the Senior Credit Agreement amendment, the lenders, among other things, consented to: (1) the consummation of the Merger, (2) the issuance by Protection One Alarm Monitoring, Inc. ("POAMI") of the 12% Senior Secured Notes due November 2011 (the "Senior Secured Notes"), (3) the guarantee by IASG and its subsidiaries of our obligations under the Senior Credit Agreement, (4) the guarantee and granting of second priority security interests by Protection One, Inc. and its subsidiaries to the holders of the Senior Secured Notes, (5) the adjustment of certain financial covenants contained in the Senior Credit Agreement and (6) the amendment of certain negative covenants contained in the Senior Credit Agreement in order to reflect the increased size of the loan parties and activities of IASG. The Senior Credit Agreement amendment also reduced the applicable margin with respect to term loans under the Senior Credit Agreement by 0.25% to 1.25% for base rate borrowing and 2.25% for Eurodollar borrowing. Furthermore, pursuant to the Senior Credit Agreement amendment, we may request the establishment of one or more new term loan commitments in an aggregate amount of up to $50 million, provided that the administrative agent may decline to arrange such new term loan commitments and any lender may decline to provide such new term loan commitments.

        The senior credit facility continues to include a $25.0 million revolving credit facility, of which approximately $22.2 million remains available as of March 10, 2008 after reducing total availability by approximately $2.8 million for an outstanding letter of credit. We intend to use any other proceeds from borrowings under the senior credit facility, from time to time, for working capital and general corporate purposes. The revolving credit facility matures in 2010 and the term loan matures in 2012.

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

        The Unsecured Term Loan Agreement, the Senior Secured Notes Indenture and the Senior Credit Agreement contain certain covenants and restrictions, including with respect to our ability to incur debt and pay dividends, based on earnings before interest, taxes, depreciation and amortization, or EBITDA.

The definition of EBITDA varies between the Unsecured Term Loan Agreement, the Senior Secured Notes Indenture and the Senior Credit Agreement. EBITDA is generally derived by adding to income (loss) before income taxes, the sum of interest expense, depreciation and amortization expense, including amortization of deferred customer acquisition costs less amortization of deferred customer acquisition revenue. However, under the varying definitions, additional adjustments are sometimes required.

        Our amended and restated Senior Credit Agreement, Senior Secured Notes Indenture and Unsecured Term Loan Agreement contain the financial covenants and current tests, respectively, summarized below:

Debt Instrument	Financial Covenant and Current Test
Senior credit facility	Consolidated total debt on last day of period/consolidated EBITDA for most recent four fiscal quarters less than 6.0 to 1.0 and
Consolidated EBITDA for most recent four fiscal quarters/consolidated interest expense for most recent four fiscal quarters greater than 1.75 to 1.0
Senior Secured Notes	Current fiscal quarter EBITDA/current fiscal quarter interest expense greater than 2.25 to 1.0
Unsecured Term Loan	Consolidated EBITDA for most recent four fiscal quarters/consolidated interest expense for most recent four fiscal quarters greater than 2.25 to 1.0

        At December 31, 2007, we were in compliance with the financial covenants and other maintenance tests for the senior credit facility and Senior Subordinated Notes. The interest coverage ratio incurrence test under each of the Senior Secured Notes Indenture and Unsecured Term Loan is an incurrence based test (not a maintenance test), and we cannot be deemed to be in default solely due to failure to meet the interest coverage ratio test. Failure to meet the interest coverage ratio test could result in restriction on our ability to incur additional ratio indebtedness; however, we may borrow additional funds under other permitted indebtedness provisions of the Senior Secured Notes Indenture, including all amounts currently available under our revolving credit facility.

        Our obligations under the Senior Subordinated Notes Indenture were satisfied and discharged effective March 14, 2008. The Senior Subordinated Notes were subject to a financial covenant of current fiscal quarter EBITDA/current fiscal quarter interest expense greater than 2.25 to 1.0.

        Our outstanding debt instruments also restrict our ability to pay dividends to stockholders, but do not otherwise restrict our ability to fund cash obligations.

  Termination of the AT&T Agreement

        Through June 30, 2008, we expect to remain a partner through our Retail segment in a marketing alliance with AT&T (through its acquisition of BellSouth) that offers monitored security services to the residential, single-family market and to businesses in 17 of the larger metropolitan markets in the nine-state AT&T region of the southeastern United States. We pay AT&T a commission for each new contract generated in the nine-state region, regardless of whether the new contract came directly from an AT&T lead, as well as a recurring royalty based on a percentage of recurring charges. Upon termination of the agreement and for a period of three years following termination of the marketing alliance, unless a one-time payment is agreed to by the parties, we are required to continue to pay a recurring royalty to AT&T for active customers added during the term of the existing agreement. We will, however, no longer be required to pay AT&T a commission for new contracts added in the nine-state region. We expect out of pocket costs for the re-branding will approximate $1.0 million, all of which we expect to incur during 2008.

  Cash Flow

        Operating Cash Flows for the Year Ended December 31, 2007.    Our operating activities provided net cash flows of $57.7 million, $49.5 million, $40.4 million and $3.7 million for the years ended December 31, 2007 and 2006, and for the periods February 9, 2005 through December 31, 2005 and January 1, 2005 through February 8, 2005, respectively. Working capital was $5.6 million as of December 31, 2007 and was a deficit of $5.0 million and $5.1 million as of December 31, 2007, 2006 and 2005, respectively. Cash interest payments were $47.1 million for the year ended December 31, 2007 compared to $30.9 million, $25.2 million, $6.5 million for the year ended December 31, 2006 and the periods February 9, 2005 through December 31, 2005 and January 1, 2005 through February 8, 2005, respectively. We made Merger-related payments, primarily severance, of $4.3 million in 2007. We made recapitalization payments of $4.5 million in 2006. We made corporate consolidation, change in control, debt restructuring and retention and severance payments of $2.3 million and $9.1 million for the periods February 9, 2005 through December 31, 2005 and January 1, 2005 through February 8, 2005, respectively.

        Investing Cash Flows for the Year Ended December 31, 2007.    We used a net $34.7 million for our investing activities for the year ended December 31, 2007. We invested a net $31.1 million in cash to install and acquire new accounts, $8.1 million to acquire fixed assets, and $4.4 million in non-monitored leased equipment. We decreased restricted cash by $0.2 million, received $5.8 million from the sale of accounts and other assets, which is primarily due to proceeds of $5.4 million related to the assets and liabilities of the IASG business that were transferred prior to the Merger, and acquired a net $2.9 million from the Merger. We used a net $36.7 million for our investing activities for the year ended December 31, 2006. We invested a net $29.4 million in cash to install and acquire new accounts, invested $4.6 million to acquire fixed assets, invested $2.8 million in non-monitored leased equipment, increased restricted cash by $0.2 million and received $0.3 million from the sale of accounts and other assets. We used a net $24.2 million and $2.5 million for our investing activities in the periods February 9, 2005 through December 31, 2005 and January 1, 2005 through February 8, 2005, respectively. We invested a net $22.5 million in cash to install and acquire new accounts, invested $5.7 million to acquire fixed assets, invested $0.8 million in non-monitored leased equipment, increased our restricted cash by $0.6 million and we received an aggregate of $5.4 million from the disposition of marketable securities and other assets and from the redemption of preferred stock in the period February 9, 2005 through December 31, 2005. We invested a net $2.2 million in cash to install and acquire new accounts and $0.3 million to acquire fixed assets in the period January 1, 2005 through February 8, 2005.

        Financing Cash Flows for the Year Ended December 31, 2007.    Financing activities used $6.6 million in the year ended December 31, 2007. We used $4.8 million to retire senior credit facility and capital lease debt and $1.8 million for debt and stock issuance costs. Financing activities used a net $8.1 million in the year ended December 31, 2006. We used $2.8 million to retire debt, distributed $70.5 million to shareholders and $1.3 million to vested option holders, used $0.3 million for debt issuance costs and received $66.8 million in proceeds from additional borrowings under our senior credit facility. Financing activities used a net $50.1 million in cash in the period February 9, 2005 through December 31, 2005. We used $293.7 million to retire debt, $7.2 million for debt and stock issuance costs, $0.9 million for interest rate caps and received $250.0 million for our new senior credit facility and $1.8 million in proceeds from the sale of common stock.

        Capital Expenditures.    As discussed above, we made capital expenditures of approximately $43.6 million in 2007. Of such amount we invested approximately $31.1 million in net customer acquisition costs, $4.4 million in non-monitored leased equipment and $8.1 million for fixed assets. Assuming we have available funds, capital expenditures for 2008 and 2009 are expected to be approximately $57.0 million and $61.4 million, respectively, of which approximately $10.1 million and $8.9 million, respectively, would be used for fixed asset purchases, with the balance to be used for customer acquisition costs and non-monitored leased equipment. These estimates are prepared for planning purposes and are revised from time to time. Actual expenditures for these and other items not presently anticipated may vary materially from these estimates during the course of the years presented.

Off Balance Sheet Arrangements

        We had no off-balance sheet arrangements at December 31, 2007, other than as discussed below.

Material Commitments

        We had the following future, material, long-term commitments as of December 31, 2007:

	Payment Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(dollar amounts in thousands)
At December 31, 2007:
Contractual Obligations
Long-Term Debt Obligations(a)	$520,435	$3,000	$6,000	$401,095	$110,340
Interest Obligations on Long-Term Debt and Capital Lease Obligations(a)(b)	235,147	49,376	108,327	67,789	9,655
Operating Leases Obligations	22,143	6,580	9,095	5,568	900
Capital Leases Obligations	5,599	2,151	2,904	544	—
Purchase Obligations(c)	10,500	3,500	7,000	—	—

Total	$793,824	$64,607	$133,326	$474,996	$120,895

(a)
Reflects refinance of 8.125% Senior Subordinated Notes in March 2008 with Unsecured Term Loan due 2013. In addition to the amounts disclosed in the table above, the senior credit facility requires potential annual prepayments based on a calculation of "Excess Cash Flow" as defined in the Senior Credit Agreement, commencing with the fiscal year ending December 31, 2008 and due in the first quarter of the subsequent fiscal year.

(b)
The interest rate used to calculate interest obligation on the variable rate senior credit facility is the weighted average rate at December 31, 2007.

(c)
Contract tariff for telecommunication services.

        The table below shows our total commercial commitments and the expected expiration per period:

	Amount of Commitment Expiration Per Period
	Total	2008	2009-2010	2011-2012	Thereafter
	(dollar amounts in thousands)
At December 31, 2007:
Other Commercial Commitments
Standby letters of credit	2,800	2,800	—	—	—

Total commercial commitments	$2,800	$2,800	$—	$—	$—

Credit Ratings

        As of March 10, 2008, our public debt was rated as follows:

	Senior credit facility	8.125% Senior Subordinated Notes Due 2009	12.0% Senior Subordinated Notes Due 2009	Outlook
S & P	BB	B-	B+	Negative
Moody's	Ba3	Caa1	B3	Stable

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our senior credit facility is a variable rate debt instrument, and as of March 10, 2008, we had borrowings of $294.8 million outstanding. Interest rate caps purchased in the second quarter of 2005 cap LIBOR (i) for three years ending May 23, 2008 at 5.0% on a $75 million tranche of borrowings and (ii) for five years ending May 24, 2010 at 6% on a separate $75 million tranche. Depending on the level of LIBOR, a 100 basis point change in the debt benchmark rate would affect pretax income as indicated in the table below.

LIBOR	Increase in pretax income due to 100bp decrease in interest rates	Decrease in pretax income due to 100bp increase in interest rates
	(dollars in millions)
Below 4.0%	$2.9	$(2.9)
4.5%	$2.9	$(2.6)
5.0%	$2.9	$(2.2)
5.5%	$2.6	$(1.8)
6.0%	$2.2	$(1.4)

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Protection One, Inc
Lawrence, Kansas

        We have audited the accompanying consolidated balance sheets of Protection One, Inc and subsidiaries (the "Company") as of December 31, 2007 and 2006, and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficiency in assets) and cash flows for the years ended December 31, 2007, 2006 and for the periods from February 9, 2005 through December 31, 2005 and January 1, 2005 through February 8, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Protection One, Inc and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years ended December 31, 2007 and 2006, and for the periods from February 9, 2005 through December 31, 2005 and January 1, 2005 through February 8, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 17, 2008 expressed an unqualified opinion on the Company's internal control over financial reporting.

        As discussed in Note 8 to the consolidated financial statements, the Company changed its method of accounting for share-based compensation upon its adoption of Statement of Financial Accounting Standards No. 123R, "Share-Based Payment," on January 1, 2006.

/s/ DELOITTE AND TOUCHE LLP

Kansas City, Missouri
March 17, 2008

PROTECTION ONE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except for per share amounts)

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$40,999	$24,600
Accounts receivable (net of allowance of $5,860 and $7,258 at December 31, 2007 and 2006, respectively)	37,611	29,018
Notes receivable	2,600	—
Inventories, net	4,551	4,553
Prepaid expenses	4,277	3,316
Other	5,627	3,160

Total current assets	95,665	64,647
Restricted cash	2,779	1,900
Property and equipment, net	33,770	22,430
Customer accounts, net	282,396	196,675
Dealer relationships, net	41,565	3,696
Other intangibles, net	2,099	—
Goodwill	41,604	12,160
Trade name	28,612	25,812
Notes receivable (net of current portion)	3,267	—
Deferred customer acquisition costs	130,881	105,954
Other	10,079	10,679

Total Assets	$672,717	$443,953

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
Current liabilities:
Current portion of long-term debt and capital leases	$5,179	$3,861
Accounts payable	4,049	3,561
Accrued liabilities	33,541	25,201
Deferred revenue	47,341	37,014

Total current liabilities	90,110	69,637
Long-term debt and capital leases, net of current portion	521,180	391,991
Deferred customer acquisition revenue	79,742	60,781
Deferred tax liability	1,293	251
Other liabilities	2,909	1,236

Total Liabilities	695,234	523,896

Commitments and contingencies (see Note 12)
Stockholders' equity:
Preferred stock, $.10 par value, 5,000,000 shares authorized	—	—
Common stock, $.01 par value, 150,000,000 shares authorized, 25,306,913 and 18,239,953 shares issued and outstanding at December 31, 2007 and 2006, respectively	253	182
Additional paid-in capital	179,352	89,545
Accumulated other comprehensive loss	(530)	(318)
Deficit	(201,592)	(169,352)

Total stockholders' equity (deficiency in assets)	(22,517)	(79,943)

Total Liabilities and Stockholders' Equity (Deficiency in Assets)	$672,717	$443,953

The accompanying notes are an integral part of these consolidated financial statements.

PROTECTION ONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Dollar amounts in thousands, except for per share amounts)

			February 9– December 31,	January 1– February 8,
	Year Ended December 31, 2007	Year Ended December 31, 2006
			2005
Revenue:
Monitoring and related services	$313,330	$247,370	$219,475	$26,455
Installation and other	34,541	23,182	15,006	2,088

Total revenue	347,871	270,552	234,481	28,543
Cost of revenue (exclusive of amortization and depreciation shown below):
Monitoring and related services	99,835	71,823	62,243	7,400
Installation and other	40,870	29,564	18,816	3,314

Total cost of revenue (exclusive of amortization and depreciation shown below)	140,705	101,387	81,059	10,714
Operating expenses:
Selling	47,552	41,003	28,856	3,989
General and administrative (exclusive of $3.2 million of compensation costs included in recapitalization costs for 2006)	77,846	62,913	57,158	8,104
Merger-related costs	4,344	—	—	—
Change in control and debt restructuring costs	—	—	—	5,939
Corporate consolidation costs	—	20	2,339	—
Recapitalization costs	—	4,452	—	—
Amortization and depreciation	62,064	41,667	43,742	6,638

Total operating expenses	191,806	150,055	132,095	24,670

Operating income (loss)	15,360	19,110	21,327	(6,841)
Other expense (income):
Interest expense	49,486	37,412	29,260	2,722
Related party interest	—	—	1,951	1,942
Interest income	(2,509)	(1,512)	(577)	(120)
Loss on retirement of debt	—	—	6,657	—
Other	(90)	(52)	(688)	(15)

Total other expenses	46,887	35,848	36,603	4,529

Loss before income taxes	(31,527)	(16,738)	(15,276)	(11,370)
Income tax expense	713	667	312	35

Net loss	$(32,240)	$(17,405)	$(15,588)	$(11,405)
Other comprehensive income (loss), net of tax:
Reclassification adjustment for realized gain on marketable securities	—	—	(162)	—
Unrealized loss on interest rate cap	(212)	(211)	(107)	—

Comprehensive loss	$(32,452)	$(17,616)	$(15,857)	$(11,405)

Basic and diluted per share information:
Net loss per common share	$(1.37)	$(0.95)	$(0.86)	$(5.80)

Weighted average common shares outstanding (in thousands)	23,525	18,233	18,199	1,966

The accompanying notes are an integral part of these consolidated financial statements.

PROTECTION ONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

			February 9– December 31,	January 1– February 8,
	Year Ended December 31, 2007	Year Ended December 31, 2006
			2005
Cash flows from operating activities:
Net loss	$(32,240)	$(17,405)	$(15,588)	$(11,405)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on retirement of debt	—	—	6,657	—
(Gain) loss on sale of assets	(224)	(244)	(766)	8
Amortization and depreciation	62,064	41,667	43,742	6,638
Amortization of debt costs, discounts and premium	6,878	6,496	7,524	2
Amortization of deferred customer acquisition costs in excess of amortization of deferred revenue	24,175	17,573	8,489	2,837
Amortization of stock based compensation	1,469	1,408	—	—
Deferred income taxes	(8)	251	—	—
Provision for doubtful accounts	3,455	3,099	1,664	272
Other	(90)	(135)	(119)	(15)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(8,307)	(2,256)	(6,868)	(263)
Notes receivable, net	2,817	—	—	—
Other assets	1,268	(3,363)	6,050	5,500
Accounts payable	(1,019)	836	(4,359)	5,114
Deferred revenue	5,204	308	1,007	1,346
Other liabilities	(7,778)	1,292	(7,020)	(6,324)

Net cash provided by operating activities	57,664	49,527	40,413	3,710

Cash flows from investing activities:
Deferred customer acquisition costs	(59,953)	(58,495)	(46,862)	(4,218)
Deferred customer acquisition revenue	29,810	29,073	24,360	1,991
Purchase of rental equipment	(4,440)	(2,776)	(772)	—
Purchase of property and equipment	(8,064)	(4,557)	(5,680)	(250)
Purchases of new accounts	(952)	(27)	—	—
Reduction of (additional investment in) restricted cash	257	(212)	(631)	—
Proceeds from disposition of assets and other	5,751	307	375	4
Net cash acquired in merger with IASG	2,921	—	—	—
Proceeds from disposition of marketable securities	—	—	660	—
Proceeds from redemption of preferred stock	—	—	4,399	—

Net cash used in investing activities	(34,670)	(36,687)	(24,151)	(2,473)

Cash flows from financing activities:
Payments on long-term debt and capital leases	(4,790)	(2,839)	(212,714)	—
Payments on credit facility	—	—	(81,000)	—
Distribution to shareholders	—	(70,490)	—	—
Make-whole payment to vested option holders	—	(1,312)	—	—
Proceeds from long-term debt	—	66,767	250,000	—
Proceeds from sale of common stock	—	—	1,750	—
Payment for interest rate caps	—	—	(922)	—
Debt and stock issue costs	(1,805)	(259)	(7,248)	—

Net cash used in financing activities	(6,595)	(8,133)	(50,134)	—

Net increase (decrease) in cash and cash equivalents	16,399	4,707	(33,872)	1,237
Cash and cash equivalents:
Beginning of period	24,600	19,893	53,765	52,528

End of period	$40,999	$24,600	$19,893	$53,765

Cash paid for interest	$47,087	$30,949	$25,209	$6,451

Cash paid for taxes	$590	$295	$438	$6

Non-cash investing and financing activity:
Vehicle additions under capital leases	$3,843	$3,261	$—	$—

Refer to Note 3, "IASG Acquisition," for discussion of non-cash activities related to acquisition.

The accompanying notes are an integral part of these consolidated financial statements.

PROTECTION ONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
(Dollar amounts in thousands, except for share amounts)

							Total Stockholders' Equity (Deficiency in Assets)
	Common Stock					Accumulated Other Comprehensive Income(Loss)
			Treasury Stock	Additional Paid-In Capital
	Shares	Amount			Deficit
January 1, 2005	1,965,654	$26	$(34,612)	$1,380,728	$(1,523,913)	$162	$(177,609)
Net loss	—	—	—	—	(11,405)	—	(11,405)

February 8, 2005	1,965,654	$26	$(34,612)	$1,380,728	$(1,535,318)	$162	$(189,014)
Debt for equity exchange	16,000,000	160	—	119,840	—	—	120,000
Stock purchased	232,917	2	—	1,748	—	—	1,750
Partial shares adjustment from reverse stock split	—	(6)	—	6	—	—	—
Push down accounting adjustments	—	—	34,612	(1,342,113)	1,398,959	—	91,458
Stock issuance costs	—	—	—	(270)	—	—	(270)
Unrealized loss—marketable securities, net of tax	—	—	—	—	—	(162)	(162)
Unrealized loss—interest rate caps, net of tax	—	—	—	—	—	(107)	(107)
Net loss	—	—	—	—	(15,588)	—	(15,588)

December 31, 2005	18,198,571	$182	$—	$159,939	$(151,947)	$(107)	$8,067
Exercise of options	40,882	—	—	—	—	—	—
Vesting of restricted stock units	500	—	—	—	—	—	—
Distribution to shareholders and vested option holders	—	—	—	(71,802)	—	—	(71,802)
Amortization of stock compensation expense	—	—	—	1,408	—	—	1,408
Unrealized loss—interest rate caps, net of tax	—	—	—	—	—	(211)	(211)
Net loss	—	—	—	—	(17,405)	—	(17,405)

December 31, 2006	18,239,953	$182	$—	$89,545	$(169,352)	$(318)	$(79,943)
Equity issued in Merger	7,066,960	71	—	88,479	—	—	88,550
Amortization of stock compensation expense	—	—	—	1,469	—	—	1,469
Stock issue costs	—	—	—	(141)	—	—	(141)
Unrealized loss—interest rate caps, net of tax	—	—	—	—	—	(212)	(212)
Net loss	—	—	—	—	(32,240)	—	(32,240)

December 31, 2007	25,306,913	$253	$—	$179,352	$(201,592)	$(530)	$(22,517)

The accompanying notes are an integral part of these consolidated financial statements.

PROTECTION ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company:

        Protection One, Inc. (the "Company"), which is publicly-traded, is principally engaged in the business of providing security alarm monitoring services, including sales, installation and related servicing of security alarm systems for residential and business customers. The Company also provides monitoring and support services to independent security alarm dealers on a wholesale basis. On February 17, 2004, the Company's former majority owner, Westar Industries, Inc., a Delaware corporation, referred to as Westar Industries, a wholly owned subsidiary of Westar Energy, Inc., which together with Westar Industries is referred to as Westar, sold approximately 87% of the issued and outstanding shares of the Company's common stock, par value $0.01 per share, to POI Acquisition I, Inc., a subsidiary of POI Acquisition, L.L.C., Monarch Debt Recovery Master Fund Ltd and Monarch Opportunities Master Fund Ltd. POI Acquisition, L.L.C. Quadrangle Capital Partners LP, Quadrangle Select Partners LP and Quadrangle Capital Partners-A LP are collectively referred to as Quadrangle. Monarch Debt Recovery Master Fund Ltd and Monarch Opportunities Master Fund Ltd are collectively referred to as Monarch, and together with Quadrangle referred to as the Principal Stockholders. On February 8, 2005, the Company completed a debt-for-equity exchange agreement with the Principal Stockholders that provided for the principal balance outstanding under the credit facility, which the Principal Stockholders acquired in the sale from Westar, to be reduced by $120.0 million in exchange for the issuance to the Principal Stockholders of 16 million shares of the Company's common stock. The newly issued shares, together with shares already owned by the Principal Stockholders, resulted in the Principal Stockholders owning approximately 97.3% of the Company's common stock.

        As a result of the Principal Stockholders' increased ownership interest, the Company "pushed down" the Principal Stockholders' basis to a proportionate amount of the Company's underlying assets and liabilities acquired based on the estimated fair market values of the assets and liabilities as of February 8, 2005. The "push down" accounting adjustments did not impact cash flows. The primary changes to the income statement included (1) the reduction in installation and other revenue due to a lower level of amortization from the reduced amortizable base of deferred customer acquisition revenue; (2) the reduction in installation and other costs of revenue and selling expenses due to lower level of amortization from the reduced amortizable base of deferred customer acquisition costs; (3) an increase in interest expense due to amortization of debt discounts arising from differences in fair values and carrying values of the Company's debt instruments; and (4) the reduction in amortization related to the reduction in the amortizable base of customer accounts. Due to the impact of the changes resulting from the push down accounting adjustments described above, the 2005 statement of operations and cash flow presentations separate the Company's results into two periods: (1) the period ending February 8, 2005, the day the exchange transaction was consummated, and (2) the period beginning after that date utilizing the new basis of accounting. The results are further separated by a heavy black line to indicate the effective date of the new basis of accounting.

        On May 12, 2006, the Company completed a recapitalization of its balance sheet by increasing its debt in order to pay a cash dividend of $70.5 million, or $3.86 per share, to all holders of record of its common stock on May 8, 2006, including the Principal Stockholders, which owned approximately 97.1% of the outstanding shares of the Company's common stock at that date. This cash dividend is referred to as the May 2006 dividend. The payment of the May 2006 dividend was financed, in large part, by the April 2006 financing described in Note 7, "Debt and Capital Leases." Approximately $1.2 million of expense paid to third party consultants related to the financing were reflected as recapitalization costs in the second quarter of 2006.

        As part of the recapitalization, the Company's board of directors also approved a cash payment of $4.5 million or $2.89 for each vested and unvested option awarded in February 2005 under the 2004

Stock Option Plan, including to members of senior management. This payment is referred to as the compensatory make-whole payment. Approximately $3.2 million of this compensatory make-whole payment related to options that had not yet vested and accordingly this amount plus related taxes was recorded as compensation expense in the second quarter of 2006 and is reflected as recapitalization costs in the Consolidated Statement of Operations and Comprehensive Loss. Approximately $1.3 million of the compensatory make-whole payment related to vested options and was recorded to additional paid in capital. The Company also reduced the exercise price of each vested and unvested option by $0.98. The Company's board decided to pay the compensatory make-whole payment and reduce the option exercise price because the payment of the May 2006 dividend decreased the value of the equity interests of holders of options, as these holders were not otherwise entitled to receive the dividend. Accordingly, the Company's board awarded the same amount to the option holders, on a per share basis, in the form of the compensatory make-whole payment and the reduced option exercise price.

        The Company acquired all of the outstanding common stock of Integrated Alarm Services Group, Inc. ("IASG") on April 2, 2007 (the "Merger"). Holders of IASG common stock received 0.29 shares of Protection One, Inc. common stock for each share of IASG common stock held. Cash was paid in lieu of fractional shares. IASG financial results subsequent to April 2, 2007 are consolidated with the Company's financial results. Upon consummation of the Merger, the Principal Stockholders' ownership percentage decreased to 70.0% and former IASG stockholders were issued 27.9% of the Company's common stock. See Note 3, "IASG Acquisition," for additional discussion of the Merger and a pro forma presentation of financial results of the combined entity.

        Prior to the Merger, the Company managed its operations in two business segments: Protection One Monitoring, which included Retail and Wholesale operations, and Network Multifamily. Subsequent to the Merger, the Company separated the management of its Wholesale operations from its Retail operations and now organizes its operations into three business segments: Retail, Wholesale, and Multifamily. See Note 15, "Segment Reporting," for additional information on the operating results of the Company's segments.

        On March 14, 2008, Protection One Alarm Monitoring, Inc. ("POAMI") borrowed approximately $110.3 million under a new unsecured term loan facility (the "Unsecured Term Loan") to allow it to redeem all of the Senior Subordinated Notes. Using the proceeds from the Unsecured Term Loan and available cash on hand, POAMI deposited with the Trustee an amount sufficient to redeem all of the Senior Subordinated Notes. Accordingly, POAMI's and the guarantors' obligations under the Senior Subordinated Notes Indenture were satisfied and discharged effective March 14, 2008. The Senior Subordinated Notes were called for redemption on March 14, 2008 and will be redeemed effective April 14, 2008, as provided by the Senior Subordinated Notes Indenture. The senior credit facility would have been subject to an early maturity date of June 30, 2008 had the Senior Subordinated Notes not been refinanced.

        The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP"), which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The accompanying consolidated financial statements include the accounts of Protection One's wholly owned subsidiaries. Inter-company balances have been eliminated in consolidation.

2. Summary of Significant Accounting Policies:

(a)   Revenue Recognition

        Revenue is recognized when security services are provided. System installation revenue, sales revenue on equipment upgrades and direct and incremental costs of installations and sales are deferred for residential Retail customers with monitoring service contracts. For commercial Retail customers and our national account customers, revenue recognition is dependent upon each specific customer contract. In instances when the Company passes title to a system, the Company recognizes the associated revenue and costs related to the sale of the equipment in the period incurred regardless of whether the sale is accompanied by a service agreement. In cases where the Company retains title to the system, the Company defers and amortizes revenue and direct costs.

        The Company follows Staff Accounting Bulletin 104 ("SAB 104") which requires the Company to defer certain system sales and installation revenue and expenses, primarily equipment, direct labor and direct and incremental sales commissions incurred. Deferred system and upgrade installation revenue is recognized over the expected life of the customer utilizing an accelerated method for residential and commercial Retail customers and a straight-line method for Multifamily customers. Deferred costs in excess of deferred revenue are recognized over the initial contract term, utilizing a straight-line method, typically three to five years for Retail and five to ten years for Multifamily systems. To the extent deferred costs are less than deferred revenues, such costs are recognized over the estimated life of the customer.

        The Company follows Statement of Financial Accounting Standards 13, "Accounting for Leases," for its arrangements whereby security equipment that does not require monitoring is leased to customers, typically over a five year initial lease term. This equipment typically consists of closed circuit television equipment and card access control equipment. The Company records these arrangements as operating leases and records revenue on a straight line basis over the life of the lease.

        Deferred revenue also results from customers who are billed for monitoring and extended service protection in advance of the period in which such services are provided, on a monthly, quarterly or annual basis. Revenue from monitoring activities are recognized in the period such services are provided.

(b)   Inventories

        Inventories, primarily comprised of alarm systems and parts, are stated at the lower of average cost or market. Inventory is shown net of an obsolescence reserve of $0.7 million and $0.9 million at December 31, 2007 and 2006, respectively. This reserve is determined based primarily upon current usage of the individual parts included in inventory.

(c)   Property and Equipment

        Property and equipment are stated at cost or at the fair value at February 8, 2005 to reflect the new basis of accounting and are depreciated using the straight-line method over estimated useful lives. Gains or losses from retirements and dispositions of property and equipment are recognized in income in the period realized. Repair and maintenance costs are expensed as incurred. The Company is required to perform impairment tests for long-lived assets when the Company determines that indicators of impairment are present.

        Estimated useful lives of property and equipment are as follows:

Furniture and fixtures	4-7 years
Data processing and telecommunication equipment and software	1-5 years
Rental equipment	estimated customer life; generally 7 years
Leasehold improvements	lesser of lease term or useful life; generally 5-10 years
Vehicles	2-5 years
Buildings	19-40 years

(d)   Income Taxes

        The Company recognizes a liability or asset for the deferred tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. These temporary differences will result in taxable or deductible amounts in future years when reported amounts of the assets or liabilities are recovered or settled. The deferred tax assets are periodically reviewed for recoverability and a valuation allowance is recorded to reduce the deferred tax assets to an amount that is more likely than not realizable.

        The Company currently does not have any federal taxable earnings and does not expect to have taxable earnings in the foreseeable future. Income tax expense shown on the statements of operations represents primarily state taxes paid by the Company's subsidiaries.

(e)   Comprehensive Loss

        Comprehensive loss comprises net loss and other comprehensive income (loss). Other comprehensive income (loss) includes the unrealized gains and losses associated with interest rate caps.

(f)    Customer Accounts and Dealer Relationships

        Additions to customer accounts and dealer relationships are stated at cost and are amortized over the estimated customer and dealer life, respectively. Internal costs incurred in support of acquiring customer accounts and dealer relationships are expensed as incurred. Upon adoption of push down accounting as a result of the Principal Stockholders' increased ownership in the Company, new values for customer accounts were recorded as of February 8, 2005 to reflect the estimated fair value of these accounts.

        The choice of an amortization life is based on estimates and judgments about the amounts and timing of expected future revenue from customer accounts and dealer relationships and average account life. Selected periods were determined because, in management's opinion, they would adequately match amortization cost with anticipated revenue. The Company evaluates the appropriateness of the amortization life and method of each of its account pools based on the actual historical attrition experience of each pool and, when deemed necessary, performs a lifing study to assist in determining appropriate lives of its customer accounts and dealer relationships. These analyses are needed in light of the inherent declining revenue curve over the life of a pool of customer accounts and dealer relationships. The Company has identified three distinct pools of customer accounts for Retail and Multifamily, each of which had distinct attributes that effect differing attrition characteristics. For the Retail customer account pool, the results of lifing studies indicated that the Company can expect attrition to be greatest in years one through five of asset life and that a declining balance (accelerated) method would therefore best match the future amortization costs with the estimated revenue stream from these customer pools. The Company switches from the declining balance method to the straight-line method in the year the straight-line method results in greater amortization expense. Dealer relationships are also amortized using an accelerated method, which is consistent with the Retail pool, to match the future amortization costs with the estimated revenue stream from these dealer accounts.

        The amortization rates consider the average estimated remaining life and historical and projected attrition rates. The amortization method for each pool is as follows:

Pool	Method
Customer Accounts:
Retail-Protection One	Ten-year 135% declining balance
Retail-IASG	Nine-year 150% declining balance
Multifamily	Nine-year straight-line
Dealer Relationships:
Wholesale	Fifteen year 150% declining balance

        The Company is required to perform impairment tests for long-lived assets prospectively when the Company determines that indicators of impairment are present. Declines in market value of its business or the value of its customer accounts that may be incurred prospectively may also require additional impairment charges. No impairment charges were recorded in the periods presented herein.

(g)   Goodwill, Trade Name and Other Intangible Assets

        The new basis of accounting resulted in new recorded values for trade names and for goodwill as of February 8, 2005 to reflect their estimated fair values. Additional goodwill and trade name values as well as non-competition agreements were recorded with the Merger. Non-competition agreements are recorded within other intangible assets. The Company's goodwill is recorded in its Retail, Wholesale and Multifamily operating segments, which are also the reporting units for purposes of evaluating recorded goodwill for impairment.

        The Company is not required to amortize goodwill or trade name values, rather is required to conduct an annual impairment test and at other times when impairment indicators are present. The Company has established July 1 as its annual impairment testing date and completed its annual impairment testing and determined that no impairment of its non-amortizable intangible assets was required in the periods presented herein. An impairment test is also completed if events or changes in circumstances indicate that the assets might be impaired. The Company determines fair value by considering a discounted cash flow approach or valuation report.

(h)   Cash and Cash Equivalents

        All highly liquid investments purchased with a remaining maturity of three months or less at the date acquired are cash equivalents. These investments, consisting of money market funds and 30-day, 60-day or 90-day commercial paper or certificates of deposit, are stated at cost, which approximates market.

(i)    Restricted Cash

        Restricted cash on the accompanying balance sheet represents a trust account established as collateral for the benefit of the former insurer of the Company's workers' compensation claims and collateral for the Company's surety bonding requirements. The workers' compensation collateral is required to support reserves established on claims filed during the period covered by the former insurer. The Company receives interest income earned by the trust. The surety bond collateral is required by the Company's liability insurance carrier. The funds have been deposited into a money market account which earns interest income. Bond collateral acquired in the Merger represents $0.9 million of the restricted cash balance at December 31, 2007. The collateral requirements for those bonds have been reviewed, with collateral funds liberated as the bonds are cancelled.

(j)    Receivables

        Gross receivables, which consist primarily of trade accounts receivable, of $43.5 million at December 31, 2007 and $36.3 million at December 31, 2006 have been reduced by allowances for doubtful accounts of $5.9 million and $7.3 million, respectively.

        The Company's policy for Retail and Wholesale is to establish a reserve for a percentage of a customer's total receivable balance when any portion of that receivable balance is greater than 30 days past due. This percentage, which is based on the Company's historical collections experience, is increased as any portion of the receivable ages until it is fully reserved and written off when it is 120 days past due and the account is disconnected and turned over to a collection agency. Additionally, once the customer's balance is greater than 120 days past due, all other receivable balances associated with that customer, irrespective of how many days past due, are deemed to be 120 days past due and fully reserved. In certain instances, based upon the discretion of the local general manager, credit can be extended and the account may remain active. The Company's policy for Wholesale's reserve also includes a specific identification approach in assessing the collectability of balances with large dealer accounts.

        The Company's policy for Multifamily's reserve is based on the specific identification approach.

(k)   Notes Receivable

        Notes receivable on the balance sheet represent loans to dealers, which are carried at the lower of the principal amount outstanding or the net realizable value. Loans are generally considered non-performing if they are 120 days in arrears of contractual terms. At December 31, 2007, the Company had $0.2 million in non-performing loans. Interest income is not accrued on non-performing loans. Loan impairment is identified when a portfolio's cash flow is materially below the minimum necessary to service the loan. In most cases, loans will be foreclosed and valued at the lower of cost (loan carrying value) or fair value of customer contracts using recent transaction prices and industry benchmarks.

        The Company provides billing and remittance services for most of the dealers in their loan program, whereby the Company bills the dealers' customers and collects funds from those customers. Cash collected in excess of fees and loan payments is then remitted to the dealer.

(l)    Advertising Costs

        Printed materials are expensed as incurred. Broadcast advertising costs are expensed upon the first broadcast of the respective advertisement. Total advertising expense was $3.5 million and $3.4 million for the years ended December 31, 2007 and 2006, respectively. Total advertising expense was $2.3 million and $0.1 million for the periods February 9, 2005 through December 31, 2005, and January 1, 2005 through February 8, 2005, respectively.

(m)  Derivative Financial Instruments

        The Company's interest rate caps are recorded in the consolidated balance sheet at fair value and have been designated as cash flow hedges. Changes in the fair value are recognized in other comprehensive income (loss) until the hedge transaction is recognized in earnings. The unamortized costs of the cap agreements are included in other assets. The Company amortizes the costs of the interest rate caps to interest expense over the respective lives of the agreements with any ineffectiveness in the hedging relationship recognized immediately in earnings. Payments to be received as a result of the cap agreements, if any, are accrued as a reduction of interest expense.

(n)   Concentrations of Credit Risk

        Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade receivables from a large number of customers, including both residential and commercial Retail customers as well as Wholesale dealers, dispersed across a wide geographic base. The Company extends credit to its customers in the normal course of business, performs periodic credit evaluations and maintains allowances for the potential credit losses. The Company has customers and dealers located throughout the United States with almost 44% of its recurring monthly revenue derived from customers located in California, Florida and Texas. A major earthquake, hurricane or other environmental disaster in an area of high account concentration could disrupt the Company's ability to serve those customers or render those customers uninterested in continuing alarm monitoring services.

(o)   Stock Based Compensation

        The Company accounts for stock based compensation using the provisions of Statement of Financial Accounting Standards No. 123R ("SFAS 123R"), "Share-Based Payment," and Staff Accounting Bulletin ("SAB") No.107, "Share-Based Payment," which require the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. The Company values its stock options using the Black-Scholes model to determine fair value. SFAS 123R supersedes the Company's previous accounting methodology using the intrinsic value method under Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." With respect to stock option awards granted under the plans that had an exercise price equal to or greater than the market value of the Common Stock on the date of the grant, the Company, under the intrinsic value method used in connection with APB 25, has not recognized any share-based compensation expense related to stock option awards granted to employees in the Company's Consolidated Statements of Operations and Comprehensive Loss.

        See Note 8, "Share-Based Employee Compensation" for additional information.

  Pro Forma Share-Based Employee Compensation Expense

        Prior to January 1, 2006, the Company accounted for share-based employee compensation arrangements in accordance with the provisions and related interpretations of APB 25. Had compensation cost for share-based awards been determined consistent with SFAS No. 123R, the net loss and loss per share would have been adjusted to the following pro forma amounts:

	2005
	February 9– December 31	January 1– February 8
	(dollar amounts in thousands except per share amounts)
Loss available for common stock, as reported	$(15,588)	$(11,405)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	—	—
Deduct: Total stock option expense determined under fair value method for all awards, net of related tax effects	(2,169)	(16)

Loss available for common stock, pro forma	$(17,757)	$(11,421)

Net loss per common share (basic and diluted):
As reported	$(0.86)	$(5.80)
Pro forma	$(0.98)	$(5.81)

(p)   Loss Per Share

        Loss per share is presented in accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share." Weighted average shares outstanding were as follows:

			February 9– December 31,	January 1– February 8,
	December 31, 2007	December 31, 2006	2005
Weighted average shares outstanding	23,525,652	18,233,221	18,198,571	1,965,654

        For the each of the years ended December 31, 2007 and 2006, the Company had outstanding stock options that represented 0.8 million dilutive potential common shares. For the period February 9, 2005 through December 31, 2005, the Company had outstanding stock options that represented 1.0 million dilutive potential common shares. No outstanding stock options and warrants represented dilutive potential common shares for the period January 1, 2005 through February 8, 2005. These securities were not included in the computation of diluted earnings per share since to do so would have been anti-dilutive for all periods presented.

(q)   New Accounting Standards

        In February 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. SFAS 159 permits the measurement of specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The Company adopted the guidance in this standard on January 1, 2008 and it did not have a material impact on the consolidated financial statements.

        In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The FASB issued FASB Staff Position No. FAS 157-1, Application of FASB Statement No.157 to FASB Statement No.13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13, ("FSP FAS 157-1"). FSP FAS 157-1 excludes FASB Statement No.13 as well as other accounting pronouncements that address fair value measurement on lease classification or measurement from the scope of SFAS 157. During February 2008, the FASB also issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No.157, ("FSP FAS 157-2"), which delays the effective date of FAS 157 for all nonrecurring fair value measurements of nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008. The Company does not anticipate that adoption of FAS 157, FSP FAS 157-1 or FSP FAS 157-2 will have a material impact on its consolidated financial statements.

        In June 2006, the FASB issued FASB Interpretation 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109." This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements. The interpretation prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For the benefits of a tax position taken to be recognized, the tax position must be more likely than not to be sustained upon examination by taxing authorities. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company's adoption of FIN 48 on January 1, 2007 did not have any impact on its consolidated financial statements.

        In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No.51 ("SFAS 160"). SFAS 160 establishes accounting and reporting standards that require non-controlling interests in a subsidiary to be reported as a component of equity, changes in a parent's ownership interest while the parent retains its controlling interest to be accounted for as equity transactions, and any retained non-controlling equity investment upon the deconsolidation of a subsidiary to be initially measured at fair value. The Statement also establishes reporting requirements that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. The Company does not anticipate that adoption of this statement will have a material impact on the consolidated financial statements.

        In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations ("SFAS 141R"). SFAS 141R establishes the principles and requirements for how an acquirer: 1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; 2) in a business combination achieved in stages, sometimes referred to as a step acquisition, recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values; 3) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. SFAS 141R establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period on or after December 15, 2008. The adoption of SFAS 141R will have an impact on the Company's accounting for future business combinations on a prospective basis once adopted; however, the materiality of that impact cannot be determined.

        In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110 ("SAB 110") which allows companies that do not have sufficient historical experience for estimating the expected term of "plain vanilla" share option grants to provide a reasonable estimate and to continue use of the "simplified" method after December 31, 2007. SAB 110 extends the opportunity to use the "simplified" method beyond December 31, 2007, as was allowed by Staff Accounting Bulletin No. 107 ("SAB 107"). Adoption of SAB 110 will not impact the consolidated financial statements as the Company did not use the "simplified" method to estimate lives of share-based awards.

(r)   Presentation

        Certain amounts have been reclassified from prior period consolidated financial statements to conform with the current year presentation.

3. IASG Acquisition:

        On April 2, 2007, the Company completed its acquisition of IASG. The Company issued 7,066,960 shares of its common stock and 713,104 stock options in exchange for the outstanding IASG common stock and IASG stock options, respectively. The consideration associated with the common stock and stock options was based on $12.125 per share, the average closing price of the Company's common stock for the two trading days immediately prior and subsequent to December 20, 2006, the announcement date of the Merger. In connection with the Merger, the Company's common stock was approved for listing on the NASDAQ Global Market LLC and now trades under the symbol "PONE."

        Also in connection with the Merger, the Company completed an exchange offer (the "Exchange Offer") for up to $125 million aggregate principal amount of the IASG 12% Senior Secured Notes due

2011 (the "IASG Notes"). Pursuant to the terms of the Exchange Offer, validly tendered IASG Notes were exchanged for newly issued 12% Senior Secured Notes due 2011 of the Company (the "Senior Secured Notes"). Of the $125 million aggregate principal amount of IASG Notes outstanding, approximately $115.3 million were tendered for exchange.

        Upon the completion of the Exchange Offer, IASG Notes that were not tendered for exchange were redeemed effective as of May 2, 2007. On April 2, 2007, IASG deposited sufficient funds with the trustee to redeem the outstanding IASG Notes and thereby satisfied and discharged its and the guarantors' obligations under the indenture governing the IASG Notes, as supplemented (the "IASG Indenture").

        With the completion of the Merger, the Company assumed ownership of Criticom International, which combined with the Company's Wholesale monitoring provider, CMS, operates under a new name, Criticom Monitoring Services (also known as CMS).

        The Company remains one of the nation's largest providers of security alarm monitoring services to residential, commercial and national account customers, which will continue operating under the name Protection One®, as well as the largest provider to the multifamily market, operating under the name Network Multifamily®. In total, the merged company, which will remain based in Lawrence, Kansas, has 66 branches across the country, six monitoring response centers, and a dedicated disaster recovery center.

        The Merger was accounted for using the purchase method of accounting under FASB Statement of Financial Accounting Standards No. 141 ("FAS 141"), "Business Combinations." Under the purchase method of accounting, the Company is considered the acquirer of IASG for accounting purposes and the total purchase price is allocated to the assets acquired and liabilities assumed from IASG based on their fair values as of April 2, 2007. Under the purchase method of accounting, the net consideration was approximately $96.7 million, comprised of the Company's common stock of $85.7 million, the assumption of IASG stock options that were converted into the Company's stock options with a value of $2.9 million, and approximately $8.1 million in transaction costs, including investment banker fees, consulting fees and professional fees.

        The Company recorded a liability of $1.0 million related to duplicate facilities acquired and closed in connection with the Merger. The Company also recorded a liability of $1.0 million related to one-time termination benefits in connection with the Merger as a part of the purchase price allocation. These one-time termination benefits were paid during the year ended December 31, 2007. In addition, the Company recorded $3.8 million of expense during the year ended December 31, 2007, related to severance and retention payments with future service requirements. Total cash payments for severance and retention during the year ended December 31, 2007 were $3.4 million.

  Purchase Price Allocation

        Under purchase accounting, the total purchase price was allocated to IASG's net tangible and intangible assets and liabilities based on their estimated fair values as of April 2, 2007. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill. The following allocation of the purchase price is based on management's estimate of the fair value of assets and liabilities acquired, including a valuation that was performed. During the year ended December 31, 2007, the Company recorded fair value adjustments of approximately $6.2 million to its preliminary allocation of purchase price related to property and equipment, customer accounts, dealer relationships, trade names and other intangibles, which had the effect of increasing goodwill.

Assets Acquired and Liabilities Assumed as of April 2, 2007
(dollars in thousands)

Current assets	$20,513
Property and equipment	6,144
Customer accounts	130,300	(a)
Dealer relationships	41,500	(a)
Trade names	2,800
Non-competition agreements	4,000
Goodwill	29,444
Other assets	15,589	(c)

Total assets acquired	250,290

Current liabilities	24,864
Long-term debt	125,605	(b)
Other liabilities	3,162	(c)

Total liabilities assumed	153,631

Net assets acquired	96,659

    (a)
    In the security industry, transactions involving the sale of customer accounts are frequently valued as a multiple of recurring monthly revenue (RMR). Customer accounts represent the value of RMR associated with Retail (residential and commercial) customers. The fair value of IASG's customer accounts is estimated at a multiple of 31.5 times RMR. At April 2, 2007, IASG had approximately $4.13 million of Retail RMR (comprised of approximately $0.96 million of commercial RMR, excluding small business RMR, and $3.17 million of residential and small business RMR). Dealer relationships represent the relationship IASG has with dealers who own customer accounts but contract with IASG to provide monitoring service of their customer accounts. The fair value of IASG's dealer relationships is estimated at a multiple of approximately 16.3 times Wholesale RMR which was approximately $2.55 million at April 2, 2007. These estimates are thought to be reasonable based on a review of available data on other transactions involving the sale of Retail and Wholesale RMR in the security industry.

    (b)
    The IASG Notes were either exchanged for Senior Secured Notes or redeemed by IASG at the time of the Merger. The Senior Secured Notes have substantially similar terms to the previously outstanding IASG Notes but have amended operating covenants and are secured with a second lien on the assets of the Company. The estimated fair value of the Senior Secured Notes was determined based on an effective interest rate of 9.5% which was deemed to be reasonable based on the Company's review of materials regarding potential debt offering alternatives. The valuation was based on the expectation that the Senior Secured Notes will be retired at the earliest call date (November 15, 2008) at a call price at 106% of par value. At the closing on April 2, 2007, IASG Notes with a face value of $115.345 million were exchanged for Senior Secured Notes leaving $9.655 million face value of the IASG Notes which were redeemed May 2, 2007. The redemption price was approximately $11.9 million which included accrued interest and a make-whole adjustment. To effect the redemption on April 2, 2007, IASG deposited sufficient funds with the trustee to redeem the outstanding IASG Notes and thereby satisfied and discharged its and the guarantors' obligations under the IASG Indenture. The table below reflects the exchange, redemption and adjustments to the notes (dollars in thousands):

IASG Notes	$125,000
Notes redeemed	(9,655)

Exchanged notes	115,345
Premium on exchanged notes	10,260

Fair value of exchanged notes	$125,605

    (c)
    Includes net assets and liabilities acquired of the IASG business that were transferred prior to the Merger.

  Pro Forma Financial Information (Unaudited)

        The results of operations of IASG from April 2, 2007 through December 31, 2007 have been included in the Company's condensed consolidated statement of operations for the year ended December 31, 2007. The financial information in the table below summarizes the combined results of operations of the Company and IASG, on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented. These results have been prepared by adjusting the historical results of the Company to include the historical results of IASG and the impact of the purchase price allocation discussed above. The pro forma combined results of operations for the year ended December 31, 2007 exclude Merger-related costs of $3.9 million, which primarily consist of investment banker fees and debt redemption costs incurred by IASG prior to completion of the Merger. The pro forma combined results of operations for the year ended December 31, 2006 include a goodwill impairment charge of $65 million recorded by IASG during 2006.

        The following pro forma combined results of operations have been provided for illustrative purposes only and do not purport to be indicative of the actual results that would have been achieved by the combined companies for the periods presented or that will be achieved by the combined company in the future.

	Year ended December 31, 2007	Year ended December 31, 2006
	(unaudited)
Pro forma:
Revenue	$371,178	$363,702
Net loss	$(34,317)	$(35,667)
Basic and diluted earnings per share	$(1.12)	$(1.41)

  Notes receivable

        At the time of the Merger, the Company acquired outstanding notes receivable with an estimated fair value of $8.7 million as of April 2, 2007. The Company makes loans to dealers which are collateralized by the dealers' portfolios of customer monitoring contracts. Loans to dealers are carried at the lower of the principal amount outstanding or the net realizable value of the portfolio underlying the loan. Loans are generally considered non-performing if they are 120 days in arrears of contractual terms. Interest income is not accrued on non-performing loans. Management periodically evaluates the loan portfolio to assess the collectibility of dealer notes and adequacy of the allowance for loan losses including IASG's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral and current economic conditions. Loan impairment is identified when a portfolio's cash flow is materially below the minimum necessary to service the loan. In most cases, loans will be foreclosed and valued at the lower of cost (loan carrying value) or fair value of customer contracts using recent transaction prices and industry benchmarks. At December 31, 2007, the Company had outstanding notes receivable of $5.9 million. The Company had no notes receivable as of December 31, 2006. The short-term portion of notes receivable is calculated in accordance with the terms of the agreements. As part of the Merger, the Company assumed obligations to provide open lines of credit to dealers, subject to the terms of the agreements with the dealers. At December 31, 2007, the amount available to dealers under these lines of credit was $0.5 million.

4. Property and Equipment:

        The following reflects the Company's carrying value in property and equipment as of the following periods (dollar amounts in thousands):

	December 31, 2007	December 31, 2006
Furniture, fixtures and equipment	$6,294	$4,685
Data processing and telecommunication	34,126	26,576
Leasehold improvements	6,447	3,102
Vehicles	6,832	7,290
Vehicles under capital leases	7,798	3,261
Buildings and other	6,314	5,583
Rental equipment	7,989	3,549

	75,800	54,046
Less accumulated depreciation	(42,030)	(31,616)

Property and equipment, net	$33,770	$22,430

        Depreciation expense was $11.0 million and $9.1 million for the years ended December 31, 2007 and 2006, respectively. Depreciation expense was $11.1 million for the period February 9, 2005 through December 31, 2005 and $1.0 million for the period January 1, 2005 through February 8, 2005.

        The amount of fixed asset additions included in accounts payable as of December 31, 2007, 2006 and 2005 was $0.4 million, $0.6 million and $0.3 million, respectively.

Fixed Assets under Operating Leases

        Rental equipment is comprised of commercial security equipment that does not require monitoring services by the Company and is leased to customers, typically over a 5-year initial lease term. Accumulated depreciation of approximately $1.1 million and $0.3 million was recorded on these assets as of December 31, 2007 and 2006, respectively. The following is a schedule by year of minimum future rental receipts on non-cancelable operating leases as of December 31, 2007 and does not include payments received at the inception of the lease (dollar amounts in thousands):

2008	$1,138
2009	1,138
2010	1,120
2011	725
2012	236

Total minimum future rentals	$4,357

5. Intangible Assets:

        In connection with the Merger, the Company recorded approximately $29.4 million of goodwill. The Company has also recorded intangible assets for Customer Accounts, Dealer Relationships, Trade Name and Other Intangibles acquired in connection with the Merger. Customer Accounts represents the Company's investment in Retail customers acquired through purchase, which are being amortized using an accelerated amortization method. Dealer Relationships is the result of the Company's arrangement to provide alarm monitoring services to customers of independent alarm dealers and acquisitions of such relationships from other monitoring companies. The Company amortizes the cost of Dealer Relationships using an accelerated amortization method, primarily 150% declining balance over 15 years. Other Intangibles represents non-competition agreements that are being amortized over their remaining lives ranging from 1 to 3 years. Amounts recorded for goodwill and trade name have indefinite lives and are not subject to amortization. Goodwill and trade name acquired in the Merger have been allocated to the Company's Retail and Wholesale segments based on the fair value of the assets and liabilities acquired. Goodwill is not expected to be deductible for income tax purposes.

        A roll-forward of the Company's unamortizable intangible assets is presented by segment and in total in the following table (dollars amounts in thousands):

	Retail	Wholesale	Multifamily	Total Company
Goodwill(a)
January 1, 2007	$6,142	$1,288	$4,730	$12,160
Additions from Merger	13,534	15,910	—	29,444

December 31, 2007	$19,676	$17,198	$4,730	$41,604

Trade Name
January 1, 2007	$22,987	$—	$2,825	$25,812
Additions from Merger	—	2,800	—	2,800

December 31, 2007	$22,987	$2,800	$2,825	$28,612

(a)
The January 1, 2007 Goodwill amount for the new Retail and Wholesale segments was previously reflected as Goodwill in the former Protection One Monitoring segment. See discussion related to the change in the Company's segment reporting in Note 15, "Segment Reporting."

        A roll-forward of the Company's amortizable intangible assets is presented by segment and in total in the following table (dollars amounts in thousands):

	Retail	Wholesale	Multifamily	Total Company
Customer Accounts
Net customer accounts at January 1, 2007	$161,386	$—	$35,289	$196,675
Additions from Merger	130,300	—	—	130,300
Purchase of customer accounts	952	—	—	952
2007 Amortization expense	(39,860)	—	(5,671)	(45,531)

Net customer accounts at December 31, 2007	$252,778	$—	$29,618	$282,396

Dealer Relationships(a)
Net dealer relationships at January 1, 2007	$—	$3,696	$—	$3,696
Additions from Merger	—	41,500	—	41,500
2007 Amortization expense	—	(3,631)	—	(3,631)

Net dealer relationships at December 31, 2007	$—	$41,565	$—	$41,565

Other Intangibles
Total other intangibles at January 1, 2007	$—	$—	$—	$—
Additions from Merger	1,508	2,492	—	4,000
2007 Amortization expense	(740)	(1,161)	—	(1,901)

Net other intangibles at December 31, 2007	$768	$1,331	$—	$2,099

    (a)
    The January 1, 2007 Dealer Relationships balance was previously included as part of Customer Accounts in the former Protection One Alarm Monitoring segment. See discussion related to the change in the Company's segment reporting in Note 15, "Segment Reporting."

        Amortization expense was $51.1 million and $32.5 million for the years ended December 31, 2007 and 2006, respectively, $32.6 million for the period February 9, 2005 through December 31, 2005 and $5.6 million for the period January 1, 2005 through February 8, 2005. The table below reflects the estimated aggregate intangible amortization expense for each of the five succeeding fiscal years on the existing customer account base as of December 31, 2007 (dollar amounts in thousands):

	2008	2009	2010	2011	2012
Estimated amortization expense	$53,539	$47,870	$44,615	$43,566	$43,286

6. Accrued Liabilities:

        The following reflects the components of accrued liabilities as of the periods indicated (dollar amounts in thousands):

	December 31,
	2007	2006
Accrued interest	$6,874	$5,452
Accrued vacation pay	4,528	3,504
Accrued salaries, bonuses and employee benefits	9,560	6,103
Other accrued liabilities	12,579	10,142

Total accrued liabilities	$33,541	$25,201

7. Debt and Capital Leases:

        Long-term debt and the fixed or weighted average interest rates and capital leases are as follows (dollar amounts in thousands):

	December 31, 2007	December 31, 2006
Senior Credit Agreement, maturing March 31, 2012, variable 7.21%(a)	$294,750	$297,750
Senior Secured Notes, maturing November 2011, fixed 12.0%, face value(c)	115,345	—
Unamortized premium on Senior Secured Notes(d)	8,783	—
Senior Subordinated Notes, maturing January 2009, fixed 8.125%, face value(b)	110,340	110,340
Unamortized discount on Senior Subordinated Notes(b)	(8,458)	(14,997)
Capital leases	5,599	2,759

	526,359	395,852
Less current portion (including $2,179 and $861 in capital leases at December 31, 2007 and 2006, respectively)	(5,179)	(3,861)

Total long-term debt and capital leases	$521,180	$391,991

(a)
Represents the weighted average annual interest rate before fees at December 31, 2007. At December 31, 2006, the weighted average annual interest rate before fees was 7.86%. See "Senior Credit Agreement" below, for additional discussion regarding an amendment in April 2006 in connection with additional financing under the senior credit facility, including a change in the maturity date of the term loan to March 31, 2012 from April 18, 2011 and a reduction in the applicable margin. In the first quarter of 2007, the Company entered into the first amendment to the amended and restated Senior Credit Agreement which further reduced the applicable margin by 0.25% to 1.25% for base rate borrowing and 2.25% for Eurodollar borrowing. The Senior Credit Agreement is secured by substantially all assets of the Company and requires quarterly principal payments of $0.75 million and potential annual prepayments based on a calculation of "Excess Cash Flow" as defined in the Amended and Restated Credit Agreement, commencing with the fiscal year ending December 31, 2008 and due in the first quarter of the subsequent fiscal year.

(b)
A new basis of accounting was established at February 8, 2005, and a new value for the Company's 8.125% Senior Subordinated Notes was determined based on their estimated fair market value. The discount is being amortized using the effective interest rate method over the remaining life of the debt. The effective rate to the Company due to the accretion of debt discounts is approximately 15.9% on the Senior Subordinated Notes.

(c)
See "Exchanged Notes" below regarding transactions by which IASG Notes were exchanged for Senior Secured Notes and subsequently registered with the SEC.

(d)
See Note 3, "IASG Acquisition," for additional information related to the premium on the Senior Secured Notes.

Refinancing

        On March 14, 2008, the Company borrowed approximately $110.3 million under a new unsecured term loan facility to allow it to redeem all of the Senior Subordinated Notes. The Unsecured Term Loan bears interest at the prime rate plus 11.5% per annum and matures in 2013. Using the proceeds from the Unsecured Term Loan and available cash on hand, the Company deposited with the Trustee an amount sufficient to redeem all of the Senior Subordinated Notes. Accordingly, the Company's obligations under the Senior Subordinated Notes Indenture were satisfied and discharged effective March 14, 2008. The Senior Subordinated Notes were called for redemption on March 14, 2008 and will be redeemed effective April 14, 2008, as provided by the Senior Subordinated Notes Indenture. The senior credit facility would have been subject to an early maturity date of June 30, 2008 had the Senior Subordinated Notes not been refinanced. The Unsecured Term Loan lenders include, among others, entities affiliated with the Principal Stockholders and Arlon Group. Affiliates of the Principal Stockholders collectively owned over 70% of our common stock as of December 31, 2007 and one of our directors is affiliated with Arlon Group.

Senior Credit Agreement

        On April 26, 2006, the Company entered into an amended and restated senior credit agreement ("Senior Credit Agreement") increasing the outstanding term loan borrowings by approximately $66.8 million to $300.0 million. The applicable margin with respect to the amended term loan was reduced by 0.5% to 1.5% for base rate borrowing and 2.5% for Eurodollar borrowing. In the first quarter of 2007, the applicable margin was further reduced by 0.25% to 1.25% for base rate borrowing and 2.25% for Eurodollar borrowing. Depending on the Company's leverage ratio at the time of borrowing, the applicable margin with respect to a revolving loan may range from 1.25% to 2.25% for a base rate borrowing and 2.25% to 3.25% for a Eurodollar borrowing. The incremental proceeds from the amended term loan, together with approximately $10 million of excess cash were used to make an aggregate special cash distribution in May 2006 of approximately $75 million, including a dividend to holders of the Company's common stock and to make related payments to members of management of the Company who hold options for the Company's common stock. The senior credit facility continues to include a $25.0 million revolving credit facility, of which approximately $22.2 million remains available as of December 31, 2007 after reducing total availability by approximately $2.8 million for an outstanding letter of credit. The revolving credit facility matures in 2010 and the term loan matures March 31, 2012.

        The bank credit agreement required the Company to enter into a hedge agreement to provide interest rate protection on at least $70.0 million of the term loans for not less than two years. The hedging requirement under the amended and restated bank credit agreement did not change. To satisfy this requirement and to further limit its exposure to interest rate risk on the variable rate senior credit facility, the Company entered into two separate interest rate cap agreements in May 2005 for a one-time aggregate cost of approximately $0.9 million. The Company's objective is to protect against increases in interest expense caused by fluctuation in the LIBOR interest rate. One interest rate cap provides protection on $75 million of the Company's long term debt over a five-year period ending May 24, 2010 if LIBOR exceeds 6%. A second interest rate cap provides protection on $75 million of the Company's long term debt over a three-year period ending May 23, 2008 if LIBOR exceeds 5%.

        The unamortized cost of the cap agreements at December 31, 2007 and 2006 was $0.6 million and $0.8 million, respectively. The fair market value of the cap agreements was $0.04 million and $0.5 million at December 31, 2007 and 2006, respectively, which is included in other assets. The fair market value of the cap agreements decreased $0.5 million, $0.3 million and $0.1 million for the years ended December 31, 2007, 2006 and 2005, respectively. The Company amortizes the costs of the interest rate caps to interest expense over the respective lives of the agreements. In 2007, the Company amortized approximately $0.3 million to interest expense and was entitled to receive approximately $0.3 million as a result of the cap agreements with no net impact to interest expense. In 2006, the Company amortized approximately $76,000 to interest expense and was entitled to receive approximately $143,000 as a result of the cap agreements for a net reduction to interest expense of approximately $67,000. In 2005, the Company recorded no amortization to interest expense as a result of the cap agreements. There was no ineffectiveness in the hedging relationship of the interest rate caps.

Exchanged Notes

        On April 2, 2007, POAMI completed the Exchange Offer for up to $125 million aggregate principal amount of the IASG Notes. Pursuant to the terms of the Exchange Offer, validly tendered IASG Notes were exchanged for the Senior Secured Notes. Of the $125 million aggregate principal amount of IASG Notes outstanding, approximately $115.3 million were tendered for exchange. Upon the completion of the Exchange Offer, approximately $9.7 million principal amount of IASG Notes was redeemed effective as of May 2, 2007. The redemption price was approximately $11.9 million, including accrued interest and a make-whole adjustment. To effect the redemption on April 2, 2007, IASG deposited sufficient funds with the trustee to redeem the outstanding IASG Notes and thereby satisfied and discharged its and the guarantors' obligations under the IASG Indenture.

        The Senior Secured Notes, which rank equally with POAMI's existing and future senior secured indebtedness and any indebtedness incurred under the senior credit facility, are jointly and severally guaranteed by Protection One, Inc. and its subsidiaries and secured by second priority liens granted to the trustee for the benefit of the holders of the Senior Secured Notes on substantially all of the Company's and its subsidiaries' tangible and intangible property.

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

        POAMI may redeem the Senior Secured Notes at any time prior to November 15, 2008 at its option, in whole or in part, at a redemption price equal to the greater of: 100% of the principal amount of the Senior Secured Notes being redeemed or the sum of the present values of the remaining scheduled payments to November 15, 2008 of principal and interest on the Senior Secured Notes being redeemed on the redemption date (not including any portion of any payments of interest accrued to the redemption date) discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at a discount rate equal to the treasury rate plus 50 basis points. POAMI may also redeem the Senior Secured Notes at any time on and after November 15, 2008, in whole or in part, at certain specified redemption prices, plus accrued and unpaid interest and additional interest, if any, to the date of the redemption.

        Upon the occurrence of certain change of control events, each holder of Senior Secured Notes will have the right to require POAMI to repurchase all or any part of that holder's Senior Secured Notes for a cash payment equal to 101% of the aggregate principal amount of the Senior Secured Notes repurchased plus accrued and unpaid interest and additional interest, if any, to the date of purchase, subject to certain restrictions in the Senior Credit Agreement.

        The indenture governing the Senior Secured Notes contains covenants which restrict POAMI's ability and the ability of the guarantors (subject to certain exceptions) to, among other things: borrow additional money; pay dividends on or redeem capital stock, or make other restricted payments or investments; sell assets; merge or consolidate with any other person; effect a consolidation or merger; or enter into affiliated transactions.

Senior Subordinated Notes

        On March 14, 2008, POAMI deposited with the Trustee an amount sufficient to redeem all of the Senior Subordinated Notes and its obligations and the guarantors' obligations were satisfied and discharged. See Note 1, "The Company," for additional information regarding the redemption.

Unsecured Term Loan

        On March 14, 2008, POAMI borrowed approximately $110.3 million under a new unsecured term loan facility to allow it to redeem all of the Senior Subordinated Notes. See Note 1, "The Company," for additional information regarding the redemption. The Unsecured Term Loan bears interest at the prime rate plus 11.5% per annum and matures in 2013.

Capital Leases

        The Company has acquired vehicles since 2006 under a capital lease arrangement whereby it leases vehicles over a 4-year lease term. Accumulated depreciation on these assets at December 31, 2007 and 2006 was approximately $1.8 million and $0.4 million respectively. The following is a schedule of future minimum lease payments under capital leases together with the present value of net minimum lease payments as of December 31, 2007 (dollar amounts in thousands):

2008	$2,523
2009	2,243
2010	1,449
2011	460

Total minimum lease payments	6,675
Less: Estimated executory costs	(579)

Net minimum lease payments	6,096
Less: Amount representing interest	(497)

Present value of net minimum lease payments(a)	$5,599

    (a)
    Reflected in the condensed consolidated balance sheet as current and non-current obligations under debt and capital leases of $2,179 and $3,420, respectively.

Debt Maturities

        Excluding capital lease agreements described above, debt maturities over the succeeding five years and thereafter are as follows (dollar amounts in thousands):

2008	$3,000
2009	113,340	(a)
2010	3,000
2011	118,345	(b)
2012	282,750
Thereafter	—

Total	$520,435

    (a)
    Face amount of $110,340 for the 8.125% Senior Subordinated Notes excludes discount of $8,458 at December 31, 2007. The Senior Subordinated Notes are reported at their stated maturity date. See "Refinancing" above for additional information regarding redemption of the Senior Subordinated Notes in 2008.

    (b)
    Face amount of $115,345 excludes premium of $8,783 at December 31, 2007.

Debt Covenants

        The Unsecured Term Loan Agreement, Senior Secured Notes Indenture and the Senior Credit Agreement contain certain covenants and restrictions, including with respect to the Company's ability to incur debt and pay dividends, based on earnings before interest, taxes, depreciation and amortization, or EBITDA. The definition of EBITDA varies between the Unsecured Term Loan Agreement, Senior Secured Notes Indenture and Senior Credit Agreement. EBITDA is generally derived by adding to income (loss) before income taxes, the sum of interest expense, depreciation and amortization expense, including amortization of deferred customer acquisition costs less amortization of deferred customer acquisition revenue. However, under the varying definitions, additional adjustments are sometimes required.

        The Company's amended and restated Senior Credit Agreement, the Senior Secured Notes Indenture and the Unsecured Term Loan Agreement contain the financial covenants and current tests, respectively, summarized below:

Debt Instrument	Financial Covenant and Current Test
Senior credit facility	Consolidated total debt on last day of period/consolidated EBITDA for most recent four fiscal quarters less than 6.0 to 1.0 and
Consolidated EBITDA for most recent four fiscal quarters/consolidated interest expense for most recent four fiscal quarters greater than 1.75 to 1.0
Senior Secured Notes	Current fiscal quarter EBITDA/current fiscal quarter interest expense greater than 2.25 to 1.0
Unsecured Term Loan	Consolidated EBITDA for most recent four fiscal quarters/consolidated interest expense for most recent four fiscal quarters greater than 2.25 to 1.0

        At December 31, 2007, the Company was in compliance with the financial covenants and other maintenance tests for the senior credit facility and the Senior Secured Notes. The interest coverage ratio incurrence test under each of the Senior Secured Notes Indentures and Unsecured Term Loan is an incurrence based test (not a maintenance test), and the Company cannot be deemed to be in default solely due to failure to meet the interest coverage ratio test. Failure to meet the interest coverage ratio test could result in restriction on our ability to incur additional ratio indebtedness; however, we may borrow additional funds under other permitted indebtedness provisions of the Senior Secured Notes Indentures, including all amounts currently available under the revolving credit facility.

        The Company's obligations under the Senior Subordinated Notes Indenture were satisfied and discharged effective March 14, 2008. The Senior Subordinated Notes were subject to a financial covenant of current fiscal quarter EBITDA/current fiscal quarter interest expense greater than 2.25 to 1.0.

        These debt instruments also restrict our ability to pay dividends to stockholders, but do not otherwise restrict our ability to fund cash obligations.

8. Share-Based Employee Compensation:

        The Company accounts for stock based compensation using the provisions of Statement of Financial Accounting Standards No. 123R ("SFAS 123R"), "Share-Based Payment," and Staff Accounting Bulletin No. 107 ("SAB 107"), "Share-Based Payment," which require the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. SFAS 123R supersedes the Company's previous accounting methodology using the intrinsic value method under Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." With respect to stock option awards granted under the plans that had an exercise price equal to or greater than the market value of the Common Stock on the date of the grant, the Company, under the intrinsic value method used in connection with APB 25, had not recognized any share-based compensation expense related to stock option awards granted to employees in the Company's Consolidated Statements of Operations and Comprehensive Loss.

        In connection with the Merger, options to acquire shares of IASG common stock were converted into options to acquire a number of shares of Protection One, Inc. common stock equal to the number of shares of IASG common stock that were issuable upon exercise of the options multiplied by 0.29, rounded down to the nearest whole share, at an exercise price per share equal to the exercise price per share under the options before the completion of the Merger divided by 0.29, rounded up to the nearest whole cent.

        The fair value of the converted options, net of the fair value of unvested options, represents additional purchase consideration. Substantially all outstanding options issued to IASG employees vested prior to the Merger. A total of 713,104 options for the Company's common stock were issued in exchange for 2,459,001 outstanding IASG options. The fair value of these options was calculated as of December 20, 2006, the announcement date of the Merger, using the Black-Scholes option pricing model. The Company's historical data, among other factors, were used to estimate the expected price volatility and the expected option life. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The table below reflects the assumption used for each of the exchanged option awards (dollars in thousands, except per share amounts, ratios, number of options and percentages):

Expiration Date	# of Options(1)	Exercise Price/Option	Award Value/Option	Expected Life (yrs)	Expected Volatility	Risk-free Rate	Total Fair Value
July 23, 2013	591,594	$31.90	$4.22	3.28	81.4%	4.55%	$2,497
July 24, 2013	13,920	$31.90	$4.22	3.28	81.4%	4.55%	58
June 15, 2014	33,785	$19.83	$5.67	3.73	77.2%	4.53%	191
April 4, 2015	7,250	$16.76	$6.31	4.13	74.9%	4.52%	46
May 2, 2014	725	$12.93	$6.80	3.67	77.2%	4.53%	5
Dec. 31, 2010	580	$19.31	$2.10	2.00	53.3%	4.69%	1
April 23, 2009	43,500	$18.10	$1.30	1.16	52.4%	4.85%	57
April 23, 2009	21,750	$14.66	$2.07	1.16	52.4%	4.85%	45

Totals	713,104						$2,900

(1)
There are 692,224 stock options exercisable as of December 31, 2007, none of which have an exercise price below the market price at that date.

        In accordance with SFAS 123R, an additional fair value measurement of both the IASG vested options immediately prior to their conversion into options to acquire the Company's common stock and the options to acquire the Company's common stock which replaced the IASG options held by employees was made as of the closing date of the Merger. The fair value of the Company's common stock options exceeded the fair value of the IASG options held by employees by approximately $0.2 million and such excess is reflected as compensation expense in the Statement of Operations in 2007.

        The Company had the following stock option plans under which shares were available for grant at December 31, 2007: the 2004 Stock Option Plan (the "2004 Plan") and the 1997 Long-Term Incentive Plan (the "LTIP"). The 1994 Stock Option Plan is no longer active.

  2004 Stock Option Plan

        The 2004 Plan was approved by the Protection One stockholders and became effective upon the consummation of the debt-for-equity exchange on February 8, 2005. Under the 2004 Plan, certain executive officers and selected management employees were granted options in 2005, which are subject to vesting, exercise and delivery restriction described below, to purchase an aggregate of 1,782,947 shares of common stock. A total of 1,996,184 shares are reserved for issuance under the 2004 Plan subject to such adjustment as may be necessary to reflect changes in the number or kinds of shares of common stock or other securities of the Company. To the extent an option expires or is canceled, forfeited, settled in cash or otherwise terminated or concluded without a delivery of shares to which the option related, the undelivered shares will again be available for options. The options initially granted under the 2004 Plan will vest ratably each month during the 48 months after the date of grant, subject to accelerated vesting, in the case of certain senior executive officers, under certain circumstances following a qualified sale. Under the option agreements applicable to the options granted, any shares of stock purchased through the exercise of options generally will be issued and delivered to the option holder, and any net payment that may be due to such holder in accordance with the 2004 Plan, will be paid to such holder upon the earlier of: (1) specified dates following the occurrence of certain permissible distribution events (as defined in the Company's Stock Appreciation Rights Plan) and (2) February 8, 2011, provided that if an option holder's right to receive stock is converted pursuant to the 2004 Plan into a right to receive cash, the amount of cash payable will be credited with interest at 6% per annum, compounded annually, from the date such conversion is effective until the applicable payment date.

        On July 25, 2006 an additional 42,500 options were granted under the 2004 Plan with an exercise price of $14.02 per share. On May 7, 2007, an additional 100,000 options were granted under the 2004 Stock Option Plan with an exercise price of $14.50 per share.

  1997 Long-Term Incentive Plan

        The 1997 LTIP, approved by the Company's stockholders on November 24, 1997, provides for the award of incentive stock options to directors, officers and key employees. Under the LTIP, 114,000 shares are reserved for issuance, subject to such adjustment as may be necessary to reflect changes in the number or kinds of shares of common stock or other securities of Protection One. The LTIP provides for the granting of options that qualify as incentive stock options under the Internal Revenue Code and options that do not so qualify.

        Each option has a term of ten years and typically vests ratably over three years. The purchase price of the shares issuable pursuant to the options is equal to (or greater than) the fair market value of the common stock at the date of the option grant.

        The vesting of options granted to our senior management was previously accelerated because of the change in control of the Company when Westar sold its interest in the Company to the Principal Stockholders.

  Share-Based Employee Compensation Expense

        The Company adopted SFAS 123R using the modified prospective transition method. Under this transition method, compensation costs are recognized for awards that are issued beginning in 2006 and for awards that have been granted prior to December 31, 2005 but have yet to reach the end of the requisite service period. In accordance with the modified prospective transition method, the Company's Consolidated Financial Statements for prior periods have not been restated to reflect the impact of SFAS 123R.

        Exclusive of the impact of the modification to the options granted in 2005 discussed in Note 1, "The Company," share-based compensation related to stock options granted to employees of approximately $1.5 million, or $0.06 per share, and $1.4 million, or $0.08 per share (basic and fully diluted), was recorded in general and administrative expense for the years ended December 31, 2007 and 2006, respectively. No tax benefit was recorded since the Company does not have taxable income and is currently reserving for its federal tax assets. There were no amounts capitalized relating to share-based employee compensation for the either of the years ended December 31, 2007 and 2006.

        The amount of expense to be recognized over the remaining service period of the modified 2005 options, the 2006 options and the 2007 options as of December 31, 2007 is expected to be approximately $2.3 million through May 2011.

        The table below summarizes stock options and warrants for the Company's common stock outstanding as of December 31, 2007. All non-vested options at December 31, 2007 are expected to vest in the future.

Description	Exercise Price/Range of Exercise Prices	Number of Shares of Common Stock	Weighted- Average Remaining Contractual Life in years	Weighted Average Exercise Price	Aggregate Intrinsic Value
					(Dollars in Thousands)
Exercisable
1998 Options	$ 550.00	3,860		$550.00
1999 Options	262.50-446.375	1,670		433.16
2000 Options	65.625-71.875	2,232		71.54
2001 Options	60.30-71.00	24,550		65.00
2001 Warrants	65.825	5,000		65.83
2002 Options	103.50-137.50	6,800		115.82
2005 Options	6.52	1,104,165		6.52
2006 Options	14.02	15,054		14.02
2007 Options	14.50	14,583		14.50
IASG converted Options	14.66-31.90	692,224		31.12

		1,870,138	2.2 years	18.65	$5,929

Not exercisable
2005 Options	6.52	454,664		6.52
2006 Options	14.02	27,446		14.02
2007 Options	14.50	85,417		14.50

		567,527	3.6 years	8.08	$2,442

Outstanding		2,437,665	2.5 years	$16.19	$8,371

        A summary of the Company's nonvested stock options activity for the year ended December 31, 2007 follows:

	Shares	Weighted- Average Grant-Date Fair Value	Total Grant-Date Fair Value
			(Dollars in Thousands)
Nonvested at January 1, 2006	1,234,339	$5.40	$6,662
Granted	42,500	9.52	405
Vested—2003 options	(266)	40.00	(10)
Vested—2005 options	(129,903)	5.39	(700)
Cash paid on nonvested options(a)	—	—	(3,183)
Vested—modified 2005 options(a)	(259,805)	2.51	(653)
Vested—2006 options	(4,427)	9.52	(42)
Forfeited	—	—	—

Nonvested at December 31, 2006	882,438	$2.81	$2,479
Granted	100,000	9.88	988
Vested—modified 2005 options(a)	(389,701)	2.51	(978)
Vested—2006 options	(10,627)	9.52	(101)
Vested—2007 options	(14,583)	9.88	(144)
Forfeited	—	—	—

Nonvested at December 31, 2007	567,527	$3.96	$2,244

    (a)
    The weighted-average grant-date fair value of options granted during the first quarter of 2005 was $5.39 per option. The terms of the options granted in 2005 under the 2004 Plan included anti-dilution provisions and were modified accordingly because of the distribution made in May 2006. The compensatory make-whole payment of $4.5 million or $2.89 per option described in Note 1, "The Company," resulted in a reduction of the fair value of the original award by the amount of cash received resulting in an adjusted grant-date fair value of $2.51. Approximately $3.2 million of the $4.5 million cash payment related to non-vested options and was reflected as recapitalization costs in the second quarter of 2006.

        The Company estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model with the assumptions included in the table below. The Company uses historical data, among other factors, to estimate the expected stock price volatility, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The following assumptions were used to estimate the fair value of options granted including the May 12, 2006 modification of the options granted in 2005:

	May 7, 2007	July 25, 2006	May 12, 2006	February 8, 2005
Expected stock price volatility	73.9%	72.7%	75.1%	82.1%
Risk free interest rate	4.52%	4.96%	5.08%	3.8%
Expected option life	6 years	6 years	4.75 years	6 years
Expected dividend yield	—	—	—	—

        The following table summarizes the Company's activities with respect to its stock option plans for the years presented:

	Warrants And Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
			(Dollars in Thousands)
Outstanding at December 31, 2004	85,484	$147.95
Granted	1,782,947	7.50	$9,610
Forfeited	(175,030)	29.47

Outstanding at December 31, 2005	1,693,401	12.32
Granted	42,500	14.02	$405
Exercised (intrinsic value of $428,928)	(40,882)	7.50
Forfeited	(39,144)	60.06

Outstanding at December 31, 2006	1,655,875	10.41
Granted	100,000	14.50	$988
IASG options converted	713,104	29.77	$2,900
Forfeited	(31,314)	27.95

Outstanding at December 31, 2007	2,437,665	16.19

        No cash was received for the option exercises in 2006 as the option holders elected to utilize a cashless exercise in which they surrendered vested options in lieu of a cash payment for the exercise price.

  Restricted Share Units

        Annual grants of RSUs are awarded to the Company's independent board members as part of the Company's independent director compensation plan approved in April 2007. An award of 40,570 RSUs was granted on August 23, 2007 with a per unit fair value of $12.94. An award of 1,000 RSUs was granted on April 15, 2006 with a per unit fair value of $17.25. An award of 2,000 RSUs was granted on March 28, 2005 with a per unit fair value of $7.50. The RSUs vest ratably over a 4-year period, provided, however, that any and all unvested RSUs shall be immediately forfeited in the event the board member ceases to serve on the Company's board. A total of 750 and 500 RSUs vested during the years ended December 31, 2007 and 2006, respectively, and 42,320 RSUs remained unvested as of December 31, 2007.

  Stock Appreciation Rights Plan

        On February 8, 2005, pursuant to a management incentive plan, the Company's senior management team received an aggregate of 1,996,183 Stock Appreciation Rights, or SARs. The SARs vest and become payable upon the earlier of (1) a qualified sale as defined in the SAR Plan, which generally means the Principal Stockholders' sale of at least 60% of their equity interest in the Company, provided that if the qualified sale is not a permissible distribution event (as defined in the SAR Plan) the payment will be made, with interest, in connection with a subsequent permissible distribution event, and (2) February 8, 2011. The exercise price of the SARs was $4.50 on the grant date and increases by 9% per annum, which is referred to as the fixed return, compounded annually, beginning on February 8, 2006. If the Principal Stockholders sell less than 60% of their equity interest in the Company, the exercise price applicable to an equivalent percentage of management's SARs would be based on the fixed return through the date of such sale. Each SAR that vests and becomes payable in connection with a qualified sale will generally entitle the holder of a SAR to receive the difference between the exercise price and the lesser of (1) the value of the consideration paid for one share of stock in such qualified sale, or the fair market value of one share of stock if the qualified sale is not a sale to a third party and (2) $7.50, provided that if a SAR holder's right to receive stock is converted pursuant to the SAR Plan into a right to receive cash from a grantor trust that the Company may establish, the amount of cash payable will be credited with interest at 6% per annum, compounded annually, from the date such conversion is effective until the applicable payment date.

        The SAR Plan provides that the exercise price of the SARs shall be equitably adjusted or modified as necessary to preserve the intended economic benefit of the original grant in the event there is, among other things, a recapitalization, and the SAR Plan provides that the exercise price of the SARs may be adjusted or modified upon the occurrence of any event that makes adjustment or modification appropriate and equitable to prevent inappropriate penalties or windfalls with respect to the terms of the SAR Plan and the holders of the SARs. On May 12, 2006, after determining that the $70.5 million cash dividend declared on April 27, 2006 would adversely impact the SARs granted in 2005, the Company's board of directors agreed to amend the SARs agreements by effectively fixing the exercise price on 439,160 outstanding SARs (the modified SARs) at $5.02. Therefore, if there is not a qualified sale prior to February 8, 2011, the holders of these modified SARs will be entitled to receive the difference between $7.50 and $5.02 per SAR, or $2.48, from the Company for a total cash outlay of approximately $1.1 million on February 8, 2011.

        In November 2006, the Company's board of directors approved the reallocation of SARs forfeited by a former executive officer to the other SAR Plan participants, Messrs. Ginsburg, Nevin and Pefanis. As proposed by the Company's Chief Executive Officer and approved by its board of directors, the SARs were reallocated to the applicable named executive officers in proportion to the number of SARs that they held immediately before the reallocation. Except for a reallocation upon any forfeiture by a former executive officer, the SAR Plan does not allow for any grant of additional SARs.

        As of December 31, 2007 and 2006, respectively, the Company had established a liability of approximately $0.3 million and $0.1 million to reflect the portion of the modified SARs that have been earned since the date of the modification with the associated expense reflected in general and administrative expense. Assuming there is no qualified sale prior to February 8, 2011, the Company expects to record approximately $0.2 million in expense per year through February 8, 2011 related to these SARs. As of December 31, 2007 and 2006, no value has been ascribed to the SARs that have not been modified and no value will be allocated to those SARs unless and until it becomes probable that a qualified sale will occur.

9. Leases

        The Company leases office facilities and equipment for lease terms maturing through 2014. Future minimum lease payments under non-cancelable operating leases are as follows (dollar amounts in thousands):

Year ended December 31,
2008	$6,580
2009	4,938
2010	4,157
2011	3,451
2012	2,117
Thereafter	900

$22,143

        Total rent expense for the years ended December 31, 2007 and 2006, the period February 9, 2005 through December 31, 2005, and the period January 1, 2005 through February 8, 2005, was $7.1 million, $5.3 million, $4.9 million and $0.6 million, respectively.

10. Income Taxes

        Components of income tax (expense) benefit are as follows (dollar amounts in thousands):

			February 9– December 31,	January 1– February 8,
	Year Ended December 31, 2007	Year Ended December 31, 2006
			2005
Federal
Current	$—	$—	$—	$—
Deferred	—	—	—	—
State
Current	(721)	(416)	(312)	(35)
Deferred	8	(251)	—	—

Total	$(713)	$(667)	$(312)	$(35)

        The difference between the income tax (expense) benefit at the federal statutory rate and income tax (expense) benefit in the accompanying statements of operations is as follows:

			February 9– December 31,	January 1– February 8,
	Year ended December 31, 2007	Year ended December 31, 2006
			2005
Federal statutory tax rate	35%	35%	35%	35%
State income tax benefit, net of federal expense	4	4	1	2
Non-deductible change in control, debt restructuring costs and other	(2)	(4)	(2)	(20)
State tax credits	10	—	—	—
Valuation allowance	(49)	(39)	(36)	(17)

	(2)%	(4)%	(2)%	0%

        Management believes the Company's net federal deferred tax assets, including those related to net operating losses, are not likely realizable and therefore its federal deferred tax assets are fully reserved. The Company has $0.2 million of state deferred tax assets recorded as of December 31, 2007, which relate to benefits expected to be received for state tax credits. In assessing whether deferred taxes are realizable, management considers whether it is more likely than not that some portion or all deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment. The Company also has a state deferred tax liability of approximately $1.3 million and $0.3 million at December 31, 2007 and 2006, respectively, related to states that tax on a separate company basis.

        Deferred income tax assets and liabilities were composed of the following (dollar amounts in thousands):

	2007	2006
Deferred taxes, current:
Accrued liabilities	$4,253	$3,632
Accounts receivable, due to allowance	1,974	2,792
Other	(576)	373
Valuation allowance	(5,651)	(6,797)

	$—	$—

Deferred taxes, noncurrent:
Net operating loss carry-forwards	$50,346	$26,652
State tax credits	3,188	—
Property & equipment	11,870	11,115
Deferred customer acquisition costs (net of revenue)	(18,026)	(17,306)
Customer accounts	10,627	(5,924)
Dealer relationships	(7,702)	—
Goodwill	4,919	6,087
Other intangibles	(2,807)	(641)
Debt	1,691	(5,118)
Other	1,527	919
Valuation allowance	(56,754)	(16,035)

	$(1,121)	$(251)

Less: Separate state deferred tax asset	172	—

	$(1,293)	$(251)

        At December 31, 2007, the Company has approximately $142 million of net operating loss carry-forwards which begin to expire in 2020. Total state net operating losses of approximately the same amount have various expiration dates.

        As a result of ownership changes related to the merger with IASG and previous IASG acquisitions, approximately $53 million of these net operating losses are subject to Internal Revenue Code ("IRC") Section 382 limitations, which limit the Company's ability to utilize these net operating losses on an annual basis. As a result of IRC Section 382 limitations approximately $10 million of the net operating loss can not be utilized. Approximately $4 million of these net operating losses are currently available and approximately $39 million of the carry-forwards, subject to certain limitations will become available in future years.

        If any portion of the approximately $24.2 million valuation allowance associated with the acquisitions is reversed in the future, the benefit of any reversal would (i) first be applied to reduce to zero any goodwill related to the acquisitions, (ii) second to reduce other non-current intangible assets related to the acquisitions and (iii) third to reduce income tax expense.

        As a result of certain realization requirements of SFAS 123(R), the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets at December 31, 2007 and 2006 that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting. Equity will be increased by approximately $0.6 million if and when such deferred tax assets are ultimately realized.

        In June 2006, the FASB issued FASB Interpretation ("FIN") 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109." This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements. The interpretation prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For the benefits of a tax position taken to be recognized, the tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. This interpretation was effective for fiscal years beginning after December 15, 2006. The cumulative effect, if any, of applying FIN 48 is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. The Company's adoption of this statement on January 1, 2007 did not have any impact on its consolidated financial statements. The Company had no unrecognized tax benefits at either January 1, 2007 or at December 31, 2007.

        The Company is subject to U.S. Federal income tax as well as income tax of multiple state jurisdictions. For periods prior to February 17, 2004, the Company's federal income tax return was included as part of a consolidated income tax return of its then parent company, Westar Energy, Inc. The Company's income tax return for the 2006 tax year is currently under examination by the Internal Revenue Service. The Company does not expect that the results of this examination will have a material effect on our financial condition or results of operations. Federal income tax returns for the periods after February 17, 2004 remain open to examination by the Internal Revenue Service.

        The Company is also potentially entitled to certain contingent payments from its former parent. See Note 12, "Commitments and Contingencies—Tax Sharing Agreement" for additional information.

11. Related Party Transactions

Principal Stockholders Management Agreements

        On April 18, 2005, the Company entered into management agreements with each of Quadrangle Advisors LLC ("QA") and Quadrangle Debt Recovery Advisors LLC ("QDRA," and together with QA, the "Advisors"), pursuant to which the Advisors, affiliates of the Principal Stockholders, provided business and financial advisory and consulting services to the Company in exchange for annual fees of $1.0 million (in the case of QA) and $0.5 million (in the case of QDRA), payable in advance in quarterly installments. The the Principal Stockholders management agreements also provided that when and if the Advisors advised or consulted with the Company's board of directors or senior executive officers with respect to an acquisition by the Company, divesture (if the Company did not engage a financial advisor with respect to such divesture) or financing transaction, they could require the Company to pay additional fees in connection with any such transaction in an amount not to exceed 0.667% (in the case of QA) and 0.333% (in the case of QDRA) of the aggregate value of such transaction. The Principal Stockholders management agreements were terminated as of April 2, 2007 in connection with the completion of the Merger. The Company's board of directors concluded that it was in the best interests of the Company to terminate these arrangements with the Advisors upon completion of the Merger due, in part, to the Principal Stockholders' ownership interest in the Company decreasing to 70.0% from 97.1% and eliminating the Advisors' role providing business and financial advisory and consulting services to the Company.

        The Company paid the Advisors aggregate management fees of $2.7 million and $1.5 million in 2007 and 2006, respectively, pursuant to the terms of the management agreements. The 2007 amounts include $375,000 paid in connection with the termination of the management agreements, representing the second quarterly installments of the 2007 annual fees due to the Advisors under the management agreements, and approximately $1.9 million for services rendered in connection with the Merger, or 1% of the aggregate value of the Merger. The $1.9 million fee was capitalized as a direct cost of the Merger. See Note 3, "IASG Acquisition," for additional information related to transaction fees included in the net consideration for the Merger.

Administrative Services and Management Services Agreements

        Westar Energy provided administrative services at its fully loaded cost to the Company pursuant to an agreement which is referred to as the administrative services agreement, that included accounting, tax, audit, human resources, legal, purchasing and facilities services. The agreement terminated effective February 17, 2005. The Company expensed approximately $0.1 million for the period February 9, 2005 through February 17, 2005 and $0.1 million for the period January 1, 2005 through February 8, 2005 for these services.

        Westar Energy has claimed that the Company should reimburse Westar Energy for as much as $1.2 million for an allocation of the costs incurred by Westar in the development of the application systems shared with the Company under the administrative service agreement. See Note 12, "Commitments and Contingencies—Administrative Services Agreement," for further discussion related to the claim.

Credit Facility

        The Principal Stockholders credit facility was repaid in full on April 18, 2005 in connection with the consummation of the Senior Credit Agreement. The following table indicates the amount of interest accrued and paid on the credit facility for the periods listed (dollar amounts in millions).

	February 9– April 18, 2005	January 1– February 8, 2005
Interest Accrued	$1.5	$1.9
Interest Paid	$1.5	$1.9

        The Company also paid the Principal Stockholders a one-time fee of $1.15 million in April 2005 upon consummation of the debt-for-equity exchange in connection with the amendment to the credit facility.

Principal Stockholders Debt Restructuring Reimbursement

        In addition to interest accrued and paid under the Principal Stockholders credit facility, discussed above, the Company expensed $0.2 million for legal expenses incurred by the Principal Stockholders for the period January 1, 2005 through February 8, 2005. Pursuant to contractual requirements, the Company also paid the costs for the financial and legal advisors for both the senior and subordinated debt holders relating to the restructuring of the Company's indebtedness.

Board of Directors and Amended Bylaws

        If and for so long as POI Acquisition, L.L.C. owns at least 40% of the outstanding shares of the Company's common stock, it shall have the right to elect to increase the size of the board by two directors, which it shall be entitled to designate.

        In accordance with the stockholders agreement, the Company amended its bylaws following the restructuring in 2005. The stockholders agreement also includes voting agreements, certain restrictions on the transfer of the Company's common stock, drag-along rights in favor of POI Acquisition, L.L.C. and tag-along rights in favor of Monarch, all upon customary terms and subject to certain customary exceptions (including exceptions for certain transfers among affiliates). In addition, the stockholders agreement provides the Principal Stockholders with the right to participate on a proportional basis in any future equity issuance by the Company, except for issuances pursuant to registered public offerings, business combination transactions or officer, employee, director or consultant arrangements.

Registration Rights Agreement

        As a condition to the consummation of the debt-for-equity exchange, the Company entered into a registration rights agreement with POI Acquisition, L.L.C. and Monarch. The registration rights agreement provides, among other things, that the Company will register, upon notice, shares of its common stock owned by such parties. Under the registration rights agreement, POI Acquisition, L.L.C. is permitted up to four demand registrations and Monarch is permitted up to two demand registrations, subject to certain conditions described in the agreement. POI Acquisition, L.L.C. and Monarch also received piggyback registration rights whereby they shall have the opportunity to register their securities pursuant to any registration statement the Company may file in the future, subject to certain conditions. The Company is also obligated to pay certain of their expenses pursuant to the registration of their securities under the registration rights agreement.

12. Commitments and Contingencies:

        The Company is a defendant in a number of pending legal proceedings incidental to the normal course of its business and operations. Unless otherwise noted below, the Company does not expect the outcome of these proceedings, either individually or in the aggregate, to have a material adverse effect on the Company's financial condition, results of operations or liquidity.

Scardino Litigation

        On April 17, 2006, the Company was named a defendant in a litigation proceeding brought by Frank and Anne Scardino arising out of a June 2005 fire at their home in Villanova, Pennsylvania (Frank and Anne Scardino v. Eagle Systems, Inc., Eagle Monitoring, Inc. and Protection One Alarm Monitoring, Inc. d/b/a Dynawatch, Delaware County, Pennsylvania Court of Common Pleas, Cause No. 06-4485). The complaint alleges that the defendants failed to provide contracted fire detection and monitoring services, breaching their contractual and warranty obligations in violation of Pennsylvania Unfair Trade Practices and Consumer Protection Law, resulting in alleged damages to plaintiffs in excess of $3.0 million. Under the Unfair Trade Practices and Consumer Protection Law, claimants may be entitled to seek treble damages, attorneys' fees and costs. The complaint also asserted claims based on alleged negligence and gross negligence; however, the Company's preliminary objections to these counts were granted by the court, and these claims were accordingly dismissed.

        The Company has notified its liability insurance carriers of the claim and has answered the remaining counts. Discovery has commenced in the matter. At the request of the plaintiffs, trial date was moved from February 2008 to June 2008. All intervening discovery deadlines were extended for all parties.

        The Company does not believe that it breached its contractual obligations or otherwise violated its duties in connection with this matter. In the opinion of management, the final outcome of such litigation is not expected to have a material adverse effect on the Company's financial condition, results of operations or liquidity.

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

        Discovery proceedings have commenced as ordered by the Bergen County Law Division. Mr. Few died on July 18, 2007, and on October 3, 2007, his estate was formally substituted as the plaintiff in the proceeding. Discovery will continue as directed by the Court.

        The Company does not believe that IASG breached its contractual obligations or otherwise violated its duties in connection with this matter and intends to vigorously defend the matter. In the opinion of management, the final outcome of such litigation is not expected to have a material adverse effect on the Company's financial condition, results of operations or liquidity.

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

        The Company has notified its insurance carriers of the matter and has engaged counsel to defend the Company. The Company filed a motion which resulted in the dismissal of the plaintiff's claims for breach of the covenant of good faith and fair dealing, consumer fraud, and breach of warranty. The material claims which remain are breach of contract (as to By the Carat, Inc. only) and gross negligence and negligent/intentional infliction of emotional distress (as to John and Valery Humbert, as individuals).

        As to the remaining claims, the Company has filed an answer including various affirmative defenses. In addition, the Company has asserted a contractual counterclaim against By the Carat (for indemnification as to the claims made by John P. Humbert, Jr. and his wife), contractual cross claims against co-defendant Knightwatch Security Systems, Inc. (for indemnification as to the claims made by all plaintiffs), and a third-party complaint against the robbers (which will allow for apportionment of fault under New Jersey statutory law).

        In the opinion of management, the final outcome of such litigation is not expected to have a material adverse effect on the Company's financial condition, results of operations or liquidity.

Consumer Complaints

        The Company occasionally receives notices of consumer complaints filed with various state agencies. The Company has developed a dispute resolution process for addressing these administrative complaints. The ultimate outcome of such matters cannot presently be determined; however, in the opinion of management, the resolution of such matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

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

Termination of the AT&T Agreement

        Through June 30, 2008 the Company expects to remain a partner through its Retail segment in a marketing alliance with AT&T (through AT&T's acquisition of BellSouth) that offers monitored security services to the residential, single-family market and to businesses in 17 of the larger metropolitan markets in a nine-state AT&T region of the southeastern United States. The Company pays AT&T a commission for each new contract generated in the nine-state region, regardless of whether the new contract came directly from an AT&T lead, as well as a recurring royalty based on a percentage of recurring charges. Upon termination of the agreement and for a period of three years following termination of the marketing alliance, unless a one-time payment is agreed to by the parties, the Company is required to continue to pay a recurring royalty to AT&T for active customers added during the term of the existing agreement. The Company will, however, no longer be required to pay AT&T a commission for new contracts added in the nine-state region. The Company expects out of pocket costs for the re-branding will approximate $1.0 million, all of which are expected to be incurred during 2008.

13. Employee Benefit Plans:

401(k) Plans

        The Company maintains a tax-qualified, defined contribution plan that meets the requirements of Section 401(k) of the Internal Revenue Code.

        Protection One 401(k) Plan.    The Company makes contributions to the Protection One 401(k) Plan, that are allocated among participants based upon the respective contributions made by the participants through salary reductions during the applicable plan year. The Company's matching contribution is made in cash. For the years ended December 31, 2007 and 2006, and for the periods February 9, 2005 through December 31, 2005 and January 1, 2005 through February 8, 2005, the Company made matching cash contributions to the plan of $1.9 million, $1.3 million, $0.9 million, $0.1 million, respectively. The funds of the plan are deposited with a trustee and at each participant's option in one or more investment funds, including a Company stock fund. Contributions to the Company stock fund were suspended during 2003, and have not resumed as of March 10, 2008. The plan was amended and restated effective January 1, 2007.

        Network Multifamily 401(k) Plan.    The Network Multifamily 401(k) plan was merged with the Protection One 401(k) plan as of March 1, 2006. For the period February 9, 2005 through December 31, 2005, the Company made matching cash contributions to the plan of $0.2 million. The funds of the plan were deposited with a trustee and at each participant's option in one or more investment funds.

        IASG 401(k) Plan.    Effective September 1, 2004 IASG's parent company and its subsidiaries merged three 401(k) plans into one plan which provided benefits to all IASG employees meeting customary eligibility requirements. IASG matched 50% of the employees' contribution up to 6% of employee compensation. Upon consummation of the Merger, contributions to the plan ceased and the plan was terminated. Termination of the plan resulted in the freezing of the assets until a "Letter of Determination" is obtained from the Internal Revenue Service ("IRS"). On October 29, 2007, an application to obtain a "Letter of Determination" for the terminated plan was submitted to the IRS.

The Company is currently awaiting receipt of the "Letter of Determination," which will allow participants of the plan to take action with their accounts.

Management Employment Agreements and Key Employee Retention Plan

        In July and August 2004, the Company's senior executives entered into new employment agreements. These employment agreements provide for, among other things, minimum annual base salaries, bonus awards, payable in cash or otherwise, and participation in all of the Company's employee benefit plans and programs in effect for the benefit of senior executives, including stock option, 401(k) and insurance plans, and reimbursement for all reasonable expenses incurred in connection with the conduct of the business of the Company, provided the executive officers properly account for any such expenses in accordance with Company policies. The employment agreements also contain provisions providing for compensation to the senior executives under certain circumstances after a change in control of the Company and in certain other circumstances.

14. Fair Market Value of Financial Instruments:

        For certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities, the carrying amounts approximate fair market value due to their short maturities. Notes receivable approximate fair market value as they were recorded at fair value in connection with the Merger.

        The fair value of the Company's debt instruments are estimated based on quoted market prices except for the senior credit facility at December 31, 2006, which had no available quote and was estimated by the Company based on the terms of the facility and comparison to similar debt. At December 31, the fair value and carrying amount of the Company's debt for the years indicated were as follows (dollar amounts in thousands):

	Fair Value		Carrying Value
	2007	2006	2007	2006
Senior credit facility	$282,223	$297,750	$294,750	$297,750
Senior Secured Notes (12.0%)	125,911	—	124,128	—
Senior Subordinated Notes (8.125%)	109,650	107,582	101,882	95,343

	$517,784	$405,332	$520,760	$393,093

        The estimated fair values may not be representative of actual values of the financial instruments that could have been realized at year-end or may be realized in the future.

15. Segment Reporting:

        In connection with the Merger, the Company modified its segment disclosures. Prior to the Merger, the Company managed its operations in two business segments: Protection One Monitoring, which included Retail and Wholesale operations, and Network Multifamily. Subsequent to the Merger, the Company separated the management of its Wholesale operations from its Retail operations and now organizes its operations into three business segments: Retail, Wholesale and Multifamily. The Company's operating segments are defined as components for which separate financial information is available that is evaluated regularly by the chief operating decision maker. The operating segments are managed separately because each operating segment represents a strategic business unit that serves different markets. All of the Company's reportable segments operate in the United States of America. The segment presentation for periods prior to the Merger has been recast in accordance with GAAP to conform to the current segment classification.

        The Company's Retail segment provides security alarm monitoring services, which include sales, installation and related servicing of security alarm systems for residential and business customers. The Company's Wholesale segment provides monitoring, financing and business support services to independent security alarm dealers. The Company's Multifamily segment provides security alarm services to apartments, condominiums and other multi-family dwellings.

        The accounting policies of the operating segments are the same as those described in Note 2, "Summary of Significant Accounting Policies." The Company manages its business segments based on earnings before interest, income taxes, depreciation, amortization (including amortization of deferred customer acquisition costs and revenue) and other items, referred to as Adjusted EBITDA.

        Reportable segments (dollar amounts in thousands):

	For the year ended December 31, 2007
	Retail	Wholesale	Multifamily	Adjustments(1)	Consolidated
Revenue	$277,490	$37,978	$32,403	$	$347,871
Adjusted EBITDA(2)	82,232	10,375	14,805		107,412
Amortization of intangibles and depreciation expense	49,501	6,274	6,289		62,064
Amortization of deferred costs in excess of amortization of deferred revenue	22,223	—	1,952		24,175
Merger-related costs	4,344	—	—		4,344
Segment assets	558,717	81,300	54,705	(22,005)	672,717
Expenditures for property, exclusive of rental equipment	7,743	3,782	383		11,908
Investment in new accounts and rental equipment, net	32,128	—	3,407		35,535

	For the year ended December 31, 2006
	Retail	Wholesale	Multifamily	Adjustments(1)	Consolidated
Revenue	$225,039	$11,117	$34,396	$	$270,552
Adjusted EBITDA(2)	64,262	2,901	17,067		84,230
Amortization of intangibles and depreciation expense	34,443	795	6,429		41,667
Amortization of deferred costs in excess of amortization of deferred revenue	16,621	—	952		17,573
Corporate consolidation costs	—	—	20		20
Recapitalization costs	4,452	—	—		4,452
Segment assets	379,449	9,590	60,461	(5,547)	443,953
Expenditures for property, exclusive of rental equipment	3,957	90	510		4,557
Investment in new accounts and rental equipment, net	30,014		2,211		32,225

	2005
	Retail		Wholesale		Multifamily			Consolidated
	Feb 9– Dec 31	Jan 1– Feb 8	Feb 9– Dec 31	Jan 1– Feb 8	Feb 9– Dec 31	Jan 1– Feb 8	Adjustments(1)	Feb 9– Dec 31	Jan 1– Feb 8
Revenue	$193,218	$23,370	$9,557	$1,110	$31,706	$4,063	$	$234,481	$28,543
Adjusted EBITDA(2)	58,520	6,923	2,761	305	14,616	1,780		75,897	9,008
Amortization of intangibles and depreciation expense	37,144	6,059	810	53	5,788	526		43,742	6,638
Amortization of deferred costs in excess of amortization of deferred revenue	7,937	2,239	—	—	552	598		8,489	2,837
Change of control and debt restructuring costs	—	5,939	—	—	—	—		—	5,939
Corporate consolidation costs	—	—	—	—	2,339	—		2,339	—
Key employee retention plan expense	—	354	—		—	81		—	435
Segment assets	381,709	—	7,298	—	64,529	—	(17,234)	436,302	—
Expenditures for property, exclusive of rental equipment	5,399	249	117	—	164	1		5,680	250
Investment in new accounts and rental equipment, net	21,835	1,902	—	—	1,439	325		23,274	2,227

(1)
Adjustment to eliminate intersegment accounts receivable.

(2)
Adjusted EBITDA is used by management in evaluating segment performance and allocating resources, and management believes it is used by many analysts following the security industry. This information should not be considered as an alternative to any measure of performance as promulgated under GAAP, such as income (loss) before income taxes or cash flow from operations. Items excluded from Adjusted EBITDA are significant components in understanding and assessing the consolidated financial performance of the Company. See the table below for the reconciliation of Adjusted EBITDA to consolidated income (loss) before income taxes. The Company's calculation of Adjusted EBITDA may be different from the calculation used by other companies and comparability may be limited. Management believes that presentation of a non-GAAP financial measure such as Adjusted EBITDA is useful because it allows investors and management to evaluate and compare the Company's operating results from period to period in a meaningful and consistent manner in addition to standard GAAP financial measures.

			Consolidated
			February 9– December 31	January 1– February 8,
	Year Ended December 31, 2007	Year Ended December 31, 2006
			2005
	(Dollars in thousands)
Loss before income taxes	$(31,527)	$(16,738)	$(15,276)	$(11,370)
Plus:
Interest expense, net	46,977	35,900	30,634	4,544
Amortization of intangibles and depreciation expense	62,064	41,667	43,742	6,638
Amortization of deferred costs in excess of amortization of deferred revenue	24,175	17,573	8,489	2,837
Amortization of stock based compensation costs	1,469	1,408	—	—
Merger-related costs	4,344
Recapitalization costs	—	4,452	—	—
Change in control and debt restructuring costs	—	—	—	5,939
Key employee retention plan expense(a)	—	—	—	435
Corporate consolidation costs(b)	—	20	2,339	—
Loss on retirement of debt	—	—	6,657	—
Less:
Other income	(90)	(52)	(688)	(15)

Adjusted EBITDA	$107,412	$84,230	$75,897	$9,008

(a)
The Company entered into agreements with selected individuals to retain their services through sale and restructuring activities. The cost of these agreements is recorded in general and administrative expense.

(b)
Multifamily severance and retention expense related to corporate consolidation.

16. Summarized Combined Financial Information of the Subsidiary Guarantors of Debt:

        Protection One Alarm Monitoring, Inc., a wholly-owned subsidiary of the Company, is the primary obligor for all outstanding debt securities (see Note 7, "Debt and Capital Leases"). These debt securities are fully and unconditionally guaranteed by the Company and wholly owned subsidiaries of Protection One Alarm Monitoring, Inc. The following tables present condensed consolidating financial information for Protection One, Inc., Protection One Alarm Monitoring, Inc., and all other subsidiaries. Condensed financial information for Protection One, Inc. and Protection One Alarm Monitoring, Inc. on a stand-alone basis is presented using the equity method of accounting for subsidiaries in which they own or control twenty percent or more of the voting shares.

Condensed Consolidating Balance Sheet (Deficiency in Assets)
December 31, 2007
(dollar amounts in thousands)

	Protection One, Inc.	Protection One Alarm Monitoring	Subsidiary Guarantors	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$—	$40,607	$392	$—	$40,999
Accounts receivables, net	—	18,707	18,904	—	37,611
Notes receivables	—	—	2,600		2,600
Inventories, net	—	3,518	1,033	—	4,551
Prepaid expenses	—	3,739	538	—	4,277
Other	—	6,646	711	(1,730)	5,627

Total current assets	—	73,217	24,178	(1,730)	95,665
Restricted cash	—	1,928	851	—	2,779
Property and equipment, net	—	25,970	7,800	—	33,770
Customer accounts, net	—	138,267	144,129	—	282,396
Dealer relationships, net	—	—	41,565	—	41,565
Other intangibles, net	—	—	2,099	—	2,099
Goodwill	—	6,142	35,462	—	41,604
Trade name	—	22,987	5,625	—	28,612
Notes receivables, net	—	115,345	3,267	(115,345)	3,267
Deferred customer acquisition costs	—	121,243	9,638	—	130,881
Other	—	8,147	1,932	—	10,079
Accounts receivable (payable) from (to) associated companies	(73,714)	69,068	4,646	—	—
Investment in POAMI	52,287	—	—	(52,287)	—
Investment in subsidiary guarantors	—	135,071	—	(135,071)	—

Total assets	$(21,427)	$717,385	$281,192	$(304,433)	$672,717

Liabilities and Stockholder Equity (Deficiency in Assets)
Current liabilities:
Current portion of long-term debt and capital leases	$—	$5,122	$57	$—	$5,179
Accounts payable	—	3,606	443	—	4,049
Accrued liabilities	1,090	28,031	6,150	(1,730)	33,541
Deferred revenue	—	36,350	10,991	—	47,341

Total current liabilities	1,090	73,109	17,641	(1,730)	90,110
Long-term debt and capital leases, net of current portion	—	512,397	124,128	(115,345)	521,180
Deferred customer acquisition revenue	—	78,836	906	—	79,742
Deferred tax liability	—	—	1,293	—	1,293
Other	—	756	2,153	—	2,909

Total Liabilities	1,090	665,098	146,121	(117,075)	695,234

Stockholders' Equity (Deficiency in Assets)
Common stock	253	2	1	(3)	253
Additional paid in capital	179,352	1,511,014	278,293	(1,789,307)	179,352
Accumulated other comprehensive loss	(530)	(530)	—	530	(530)
Deficit	(201,592)	(1,458,199)	(143,223)	1,601,422	(201,592)

Total stockholders' equity (deficiency in assets)	(22,517)	52,287	135,071	(187,358)	(22,517)

Total liabilities and stockholders' equity (deficiency in assets)	$(21,427)	$717,385	$281,192	$(304,433)	$672,717

Condensed Consolidating Balance Sheet (Deficiency in Assets)
December 31, 2006
(dollar amounts in thousands)

	Protection One, Inc.	Protection One Alarm Monitoring	Subsidiary Guarantors	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$—	$24,569	$31	$—	$24,600
Receivables, net	—	22,848	6,170	—	29,018
Inventories, net	—	3,115	1,438	—	4,553
Prepaid expenses	33	3,185	98	—	3,316
Other	—	2,701	459	—	3,160

Total current assets	33	56,418	8,196	—	64,647
Restricted cash	—	1,900	—	—	1,900
Property and equipment, net	4	20,991	1,435	—	22,430
Customer accounts, net	—	161,386	35,289	—	196,675
Dealer Relationships, net	—	—	3,696	—	3,696
Goodwill	—	6,142	6,018	—	12,160
Trade name	—	22,987	2,825		25,812
Deferred customer acquisition costs	—	97,948	8,006	—	105,954
Other	—	8,809	1,870	—	10,679
Accounts receivable (payable) from (to) associated companies	(67,580)	70,316	(2,736)	—	—
Investment in POAMI	(11,697)	—	—	11,697	—
Investment in subsidiary guarantors	—	58,238	—	(58,238)	—

Total assets	$(79,240)	$505,135	$64,599	$(46,541)	$443,953

Liabilities and Stockholder Equity (Deficiency in Assets)
Current liabilities:
Current portion of long-term debt and capital leases	$—	$3,861	$—	$—	$3,861
Accounts payable	—	3,172	389	—	3,561
Accrued liabilities	703	23,518	980	—	25,201
Deferred revenue	—	33,538	3,476	—	37,014

Total current liabilities	703	64,089	4,845	—	69,637
Long-term debt, net of current portion	—	391,991	—	—	391,991
Deferred customer acquisition revenue	—	59,850	931	—	60,781
Deferred tax liability	—	—	251	—	251
Other	—	902	334	—	1,236

Total Liabilities	703	516,832	6,361	—	523,896

Stockholders' Equity (Deficiency in Assets)
Common stock	182	2	1	(3)	182
Additional paid in capital	89,545	1,416,051	194,913	(1,610,964)	89,545
Accumulated other comprehensive loss	(318)	(318)	—	318	(318)
Deficit	(169,352)	(1,427,432)	(136,676)	1,564,108	(169,352)

Total stockholders' equity (deficiency in assets)	(79,943)	(11,697)	58,238	(46,541)	(79,943)

Total liabilities and stockholders' equity (deficiency in assets)	$(79,240)	$505,135	$64,599	$(46,541)	$443,953

Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2007
(amounts in thousands)

	Protection One, Inc.	Protection One Alarm Monitoring	Subsidiary Guarantors	Eliminations	Consolidated
Revenue:
Monitoring and related services	$—	$206,303	$107,027	$—	$313,330
Installation and other	—	30,548	3,993	—	34,541

Total revenue	—	236,851	111,020	—	347,871
Cost of revenue
Monitoring and related services	—	62,220	37,615	—	99,835
Installation and other	—	36,030	4,840	—	40,870

Total cost of revenue	—	98,250	42,455	—	140,705

Operating expenses
Selling	—	43,338	4,214	—	47,552
General and administrative	6,146	57,977	13,723	—	77,846
Merger-related costs	—	821	3,523	—	4,344
Amortization and depreciation	4	31,370	30,690	—	62,064
Holding company allocation	(4,677)	3,742	935	—	—
Corporate overhead allocation	—	(6,092)	6,092	—	—

Total operating expenses	1,473	131,156	59,177	—	191,806

Operating income (loss)	(1,473)	7,445	9,388	—	15,360
Other expense (income)
Interest expense(a)	—	50,491	9,603	(10,608)	49,486
Interest income	—	(12,454)	(663)	10,608	(2,509)
Other	—	(90)	—	—	(90)
Equity loss in subsidiary	30,767	260	—	(31,027)	—

Total other expense	30,767	38,207	8,940	(31,027)	46,887

Income (loss) from continuing operations before income taxes	(32,240)	(30,762)	448	31,027	(31,527)
Income tax expense	—	5	708	—	713

Net income (loss)	$(32,240)	$(30,767)	$(260)	$31,027	$(32,240)

(a)
Protection One Alarm Monitoring, Inc. allocated $437 of its interest expense to Multifamily.

Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2006
(amounts in thousands)

	Protection One, Inc.	Protection One Alarm Monitoring	Subsidiary Guarantors	Eliminations	Consolidated
Revenue:
Monitoring and related services	$—	$202,393	$44,977	$—	$247,370
Installation and other	—	22,684	498	—	23,182

Total revenue	—	225,077	45,475	—	270,552
Cost of revenue
Monitoring and related services	—	58,804	13,019	—	71,823
Installation and other	—	27,954	1,610	—	29,564

Total cost of revenue	—	86,758	14,629	—	101,387

Operating expenses
Selling	—	38,683	2,320	—	41,003
General and administrative (exclusive of $3.2 million of compensation costs included in Recapitalization costs for Protection One, Inc.)	6,003	53,056	3,854	—	62,913
Corporate consolidation costs	—	—	20	—	20
Recapitalization costs	3,267	1,185	—	—	4,452
Amortization and depreciation	7	34,436	7,224	—	41,667
Holding company allocation	(4,595)	3,676	919	—	—
Corporate overhead allocation	—	(4,523)	4,523	—	—

Total operating expenses	4,682	126,513	18,860	—	150,055

Operating income (loss)	(4,682)	11,806	11,986	—	19,110
Other expense (income)
Interest expense(a)	—	36,557	855	—	37,412
Interest income	—	(1,508)	(4)	—	(1,512)
Other	—	(134)	82	—	(52)
Equity (earnings) loss in subsidiary	12,723	(10,386)	—	(2,337)	—

Total other expense	12,723	24,529	933	(2,337)	35,848

Income (loss) from continuing operations before income taxes	(17,405)	(12,723)	11,053	2,337	(16,738)
Income tax expense	—	—	(667)	—	(667)

Net income (loss)	$(17,405)	$(12,723)	$10,386	$2,337	$(17,405)

(a)
Protection One Alarm Monitoring, Inc. allocated $855 of its interest expense to Multifamily.

Condensed Consolidating Statement of Operations
For the Period February 9, 2005 through December 31, 2005
(dollar amounts in thousands)

	Protection One, Inc.	Protection One Alarm Monitoring	Subsidiary Guarantors	Eliminations	Consolidated
Revenue:
Monitoring and related services	$—	$178,346	$41,129	$—	$219,475
Installation and other	—	14,918	88	—	15,006

Total revenue	—	193,264	41,217	—	234,481
Cost of revenue:
Monitoring and related services	—	51,401	10,842	—	62,243
Installation and other	—	18,145	671	—	18,816

Total cost of revenue	—	69,546	11,513	—	81,059
Operating expenses
Selling	—	26,690	2,166	—	28,856
General and administrative	4,590	43,822	8,746	—	57,158
Corporate consolidation costs	—	—	2,339	—	2,339
Amortization and depreciation	4	37,140	6,598	—	43,742
Holding company allocation	(4,371)	3,497	874	—	—
Corporate overhead allocation	—	(897)	897	—	—

Total operating expenses	223	110,252	21,620	—	132,095

Operating income (loss)	(223)	13,466	8,084	—	21,327
Other expense (income)
Interest expense(a)	—	28,520	740	—	29,260
Related party interest	—	1,951	—	—	1,951
Interest income	—	(570)	(7)		(577)
Loss on retirement of debt	—	6,657	—	—	6,657
Other	19,566	(20,288)	34	—	(688)
Equity earnings in subsidiary	(4,201)	(7,005)	—	11,206	—

Total other expense	15,365	9,265	767	11,206	36,603

Income (loss) from continuing operations before income taxes	(15,588)	4,201	7,317	(11,206)	(15,276)
Income tax expense	—	—	(312)	—	(312)

Net income (loss)	$(15,588)	$4,201	$7,005	$(11,206)	$(15,588)

(a)
Protection One Alarm Monitoring, Inc. allocated $740 of its interest expense to Multifamily.

Condensed Consolidating Statement of Operations
For the Period January 1, 2005 through February 8, 2005
(dollar amounts in thousands)

	Protection One, Inc.	Protection One Alarm Monitoring	Subsidiary Guarantors	Eliminations	Consolidated
Revenue:
Monitoring and related services	$—	$21,455	$5,000	$—	$26,455
Installation and other	—	1,916	172	—	2,088

Total revenue	—	23,371	5,172	—	28,543
Cost of revenue:
Monitoring and related services	—	6,151	1,249	—	7,400
Installation and other	—	2,571	743	—	3,314

Total cost of revenue	—	8,722	1,992	—	10,714
Operating expenses
Selling	—	3,699	290	—	3,989
General and administrative	792	6,054	1,258	—	8,104
Change of control and debt restructuring costs	5,939	—	—	—	5,939
Amortization and depreciation	—	6,058	580	—	6,638
Holding company allocation	(437)	350	87	—	—
Corporate overhead allocation	—	(110)	110	—	—

Total operating expenses	6,294	16,051	2,325	—	24,670

Operating income (loss)	(6,294)	(1,402)	855	—	(6,841)
Other expense (income)
Interest expense(a)	—	2,619	103	—	2,722
Related party interest	—	1,942	—	—	1,942
Interest income	—	(120)	—	—	(120)
Other	—	(15)	—	—	(15)
Equity (earnings) loss in subsidiary	5,111	(717)	—	(4,394)	—

Total other expense	5,111	3,709	103	(4,394)	4,529

Income (loss) from continuing operations before income taxes	(11,405)	(5,111)	752	4,394	(11,370)
Income tax expense	—	—	(35)	—	(35)

Net income (loss)	$(11,405)	$(5,111)	$717	$4,394	$(11,405)

(a)
Protection One Alarm Monitoring, Inc. allocated $103 of its interest expense to Multifamily.

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2007
(amounts in thousands)

	Protection One, Inc.	Protection One Alarm Monitoring	Subsidiary Guarantors	Eliminations	Consolidated
Net cash provided by operating activities	$419	$38,296	$18,949	$—	$57,664

Cash flows from investing activities:
Deferred customer acquisition costs	—	(56,132)	(3,821)	—	(59,953)
Deferred customer acquisition revenue	—	29,638	172	—	29,810
Purchase of rental equipment	—	(4,440)	—	—	(4,440)
Purchase of property and equipment	—	(3,994)	(4,070)	—	(8,064)
Purchases of new accounts	—	(396)	(556)	—	(952)
Reduction of restricted cash	—	—	257		257
Proceeds from disposition of assets	—	293	5,458	—	5,751
Net cash acquired in merger with IASG	(6,413)	(1,696)	11,030		2,921

Net cash (used in) provided by investing activities	(6,413)	(36,727)	8,470	—	(34,670)

Cash flows from financing activities:
Payments on long-term debt	—	(4,676)	(114)	—	(4,790)
Debt and stock issue costs	(140)	(1,665)	—	—	(1,805)
To (from) related companies	6,134	20,810	(26,944)	—	—

Net cash provided by (used in) financing activities	5,994	14,469	(27,058)	—	(6,595)

Net increase in cash and cash equivalents	—	16,038	361	—	16,399
Cash and cash equivalents:
Beginning of period	—	24,569	31	—	24,600

End of period	$—	$40,607	$392	$—	$40,999

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2006
(amounts in thousands)

	Protection One, Inc.	Protection One Alarm Monitoring	Subsidiary Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(3,530)	$36,128	$16,929	$—	$49,527

Cash flows from investing activities:
Purchases of new accounts	—	—	(27)	—	(27)
Deferred customer acquisition costs	—	(56,303)	(2,192)	—	(58,495)
Deferred customer acquisition revenue	—	29,092	(19)	—	29,073
Purchase of property and equipment	—	(3,957)	(600)	—	(4,557)
Purchase of rental equipment	—	(2,776)	—	—	(2,776)
Additional investment in restricted cash	—	(212)	—		(212)
Proceeds from disposition of assets	—	295	12	—	307

Net cash used in investing activities	—	(33,861)	(2,826)	—	(36,687)

Cash flows from financing activities:
Payments on long-term debt	—	(2,839)	—	—	(2,839)
Distribution to shareholders	(70,490)	—	—	—	(70,490)
Make-whole payment to vested option holders	(1,312)	—	—	—	(1,312)
Proceeds from borrowings	—	66,767	—	—	66,767
Debt issue costs	—	(259)	—	—	(259)
To (from) related companies	75,332	(60,835)	(14,497)	—	—

Net cash provided by (used in) financing activities	3,530	2,834	(14,497)	—	(8,133)

Net increase (decrease) in cash and cash equivalents	—	5,101	(394)	—	4,707
Cash and cash equivalents:
Beginning of period	—	19,468	425	—	19,893

End of period	$—	$24,569	$31	$—	$24,600

Condensed Consolidating Statement of Cash Flows
For the Period February 9, 2005 through December 31, 2005
(dollar amounts in thousands)

	Protection One, Inc.	Protection One Alarm Monitoring	Subsidiary Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(1,853)	$29,541	$12,725	$—	$40,413

Cash flows from investing activities:
Deferred customer acquisition costs	—	(45,257)	(1,605)	—	(46,862)
Deferred customer acquisition revenue	—	24,193	167	—	24,360
Investment in non-monitored leased equipment	—	(772)	—	—	(772)
Purchase of property and equipment	—	(5,400)	(280)	—	(5,680)
Increase in restricted cash	—	(631)	—	—	(631)
Proceeds from redemption of preferred stock	—	4,399	—	—	4,399
Proceeds from disposition of marketable securities and other assets	—	946	89	—	1,035

Net cash used in investing activities	—	(22,522)	(1,629)	—	(24,151)

Cash flows from financing activities:
Payments on long-term debt	—	(212,714)	—	—	(212,714)
Payment on credit facility	—	(81,000)	—	—	(81,000)
Proceeds from borrowings	—	250,000	—	—	250,000
Proceeds from sale of common stock	1,750	—	—	—	1,750
Debt issue costs	—	(6,978)	—	—	(6,978)
Stock issue costs	(270)	—	—	—	(270)
Payment for interest rate cap	—	(922)	—	—	(922)
To (from) related companies	373	10,806	(11,179)	—	—

Net cash provided by (used in) financing activities	1,853	(40,808)	(11,179)	—	(50,134)

Net decrease in cash and cash equivalents	—	(33,789)	(83)	—	(33,872)
Cash and cash equivalents:
Beginning of period	—	53,257	508	—	53,765

End of period	$—	$19,468	$425	$—	$19,893

Condensed Consolidating Statement of Cash Flows
For the Period January 1, 2005 through February 8, 2005
(dollar amounts in thousands)

	Protection One, Inc.	Protection One Alarm Monitoring	Subsidiary Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(6,787)	$8,265	$2,232	$—	$3,710

Cash flows from investing activities:
Deferred customer acquisition costs	—	(4,049)	(169)	—	(4,218)
Deferred customer acquisition revenue	—	2,147	(156)	—	1,991
Purchase of property and equipment	—	(249)	(1)	—	(250)
Proceeds from disposition of assets and sale of customer accounts	—	—	4	—	4

Net cash used in investing activities	—	(2,151)	(322)	—	(2,473)

Cash flows from financing activities:
To (from) related companies	6,787	(4,801)	(1,986)	—	—

Net cash provided by (used in) financing activities	6,787	(4,801)	(1,986)	—	—

Net increase (decrease) in cash and cash equivalents	—	1,313	(76)	—	1,237
Cash and cash equivalents:
Beginning of period	—	51,944	584	—	52,528

End of period	$—	$53,257	$508	$—	$53,765

17. Unaudited Quarterly Financial Information:

        The following is a summary of the unaudited quarterly financial information for 2007 and 2006, respectively (in thousands, except per share amounts):

	Quarter Ended
	March 31	June 30	September 30	December 31
2007
Revenue	$68,683	$93,121	$93,523	$92,544
Net loss	$(5,295)	$(8,066)	$(8,684)	$(10,195)
Basic and diluted loss per share	$(0.29)	$(0.32)	$(0.34)	$(0.40)
Weighted average number of shares of common stock outstanding	18,240	25,076	25,307	25,307

	Quarter Ended
	March 31	June 30	September 30	December 31
2006
Revenue	$66,676	$67,150	$67,620	$69,106
Net loss	$(2,507)	$(6,663)	$(3,540)	$(4,695)
Basic and diluted loss per share	$(0.14)	$(0.36)	$(0.19)	$(0.26)
Weighted average number of shares of common stock outstanding	18,213	18,240	18,240	18,240

PROTECTION ONE, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(Dollar amounts in thousands)

Description	Balance at Beginning of period	Charged to costs and expenses	Deductions(a)	Balance at End of Period
Year ended December 31, 2005
Allowances deducted from assets for doubtful accounts	$5,576	$1,936	$(2,533)	$4,979
Year ended December 31, 2006
Allowances deducted from assets for doubtful accounts	$4,979	$3,099	$(820)	$7,258
Year ended December 31, 2007
Allowances deducted from assets for doubtful accounts	$7,258	$3,455	$(4,853)	$5,860

(a)
Results from write-offs.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        There have been no changes in or disagreements with our accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure during the two most recent fiscal years.

ITEM 9A.    CONTROLS AND PROCEDURES

        Disclosure Controls and Procedures.    As of December 31, 2007, the end of the period covered by this report, the Company's management, under the supervision and with the participation of our chief executive officer and our chief financial officer, concluded that its disclosure controls and procedures are effective (a) to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure within the time periods specified in Securities and Exchange Commission rules and forms. Our management, including our chief executive officer and chief financial officer, recognize that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving management's control objectives.

        Management's Report on Internal Control over Financial Reporting.    The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of the Company's management, including our chief executive officer and our chief financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO Framework").

        Based on the evaluation under the COSO Framework, the Company's management concluded that the Company's internal control over financial reporting is effective as of December 31, 2007. The Company excluded from its assessment any changes in internal control over financial reporting at IASG, which was acquired on April 2, 2007, and whose financial statements reflect total assets and revenues constituting 33.7% and 19.1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2007. The Company will include IASG in its evaluation of the design and effectiveness of internal control over financial reporting as of December 31, 2008. The Company's independent registered public accounting firm has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their attestation report on the effectiveness of the Company's internal controls over financial reporting herein as of December 31, 2007. The attestation report is included herein.

        Changes in Internal Control over Financial Reporting.    There were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting during the fourth fiscal quarter of 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Protection One, Inc
Lawrence, Kansas

        We have audited the internal control over financial reporting of Protection One, Inc and subsidiaries (the "Company") as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management's Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Integrated Alarm Services Group, Inc. ("IASG"), which was acquired on April 2, 2007 and whose financial statements constitute 33.7% of total assets and 19.1% of revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2007. Accordingly, our audit did not include the internal control over financial reporting of IASG. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2007 of the Company and our report dated March 17, 2008, expressed an unqualified opinion (and includes an explanatory paragraph relating to a change in accounting for share-based compensation in 2006) on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Kansas City, Missouri
March 17, 2008

ITEM 9B.    OTHER INFORMATION

        There were no items required to be disclosed in a report on Form 8-K during the fourth quarter that were not reported.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

        Information relating to our directors, nominees for directors and executive officers is set forth under the heading "Election of Directors" in the Proxy Statement or Information Statement relating to the Annual Meeting of Stockholders to be held in 2008, which will be filed with the Securities and Exchange Commission no later than April 29, 2008, and which is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

        Information relating to our executive officers and executive compensation is set forth under the heading "Executive Officers; Executive Compensation and Related Information" in the Proxy Statement or Information Statement relating to the Annual Meeting of Stockholders to be held in 2008, which will be filed with the Securities and Exchange Commission no later than April 29, 2008, and which is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Information relating to the security ownership of certain beneficial owners and management is set forth under the heading "Security Ownership of Certain Beneficial Owners," "Security Ownership of Management and Directors" and "Equity Compensation Plan Information" in the Proxy Statement or Information Statement relating to the Annual Meeting of Stockholders to be held in 2008, which will be filed with the Securities and Exchange Commission no later than April 29, 2008, and which is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        Information relating to certain relationships and related transactions concerning directors and executive officers is set forth under the heading "Certain Relationships and Related Transactions" and information related to director independence is set forth under the heading "Information About the Board of Directors" in the Proxy Statement or Information Statement relating to the Annual Meeting of Stockholders to be held in 2008, which will be filed with the Securities and Exchange Commission no later than April 29, 2008, and which is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Information relating to our principal accountant fees and services is set forth under the heading "Relationship with Independent Public Accountants" in the Proxy Statement or Information Statement relating to the Annual Meeting of Stockholders to be held in 2008, which will be filed with the Securities and Exchange Commission no later than April 29, 2008, and which is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

        (a)   1.  The following financial statements are included in Item 8, "Financial Statements and Supplementary Data."

Consolidated Balance Sheets
Consolidated Statements of Operations and Comprehensive Loss
Consolidated Statements of Cash Flows
Consolidated Statements of Stockholders' Equity (Deficiency in Assets)

          2.  The following financial statement schedule is included in Item 8, "Financial Statements and Supplementary Data."

Schedule II—Valuation and Qualifying Accounts.

        All other schedules for which provision is made in the applicable accounting regulations of the Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

          3.  The following documents are filed or furnished as a part of this report:

Exhibit No.	Exhibit Description
2.1	Agreement and Plan of Merger, dated as of December 20, 2006 by and among the Company, IASG and Tara Acquisition Corp. (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K dated December 21, 2006).
3.1
Amended and Restated Certificate of Incorporation of the Company, effective as of February 8, 2005 (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed by the Company and POAMI for the year ended December 31, 2004, as amended (the "Fiscal 2004 Form 10-K, as amended")).
3.2
Certificate of Incorporation of POAMI, as amended (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-3 (Registration Number 333-09401) originally filed by POAMI and, inter alia, the Company on August 1, 1996 (the "August 1996 Form S-3")).
3.3	By-laws of the Company, as amended and restated March 17, 2005 (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K dated March 17, 2005).
3.4
By-laws of POAMI, as amended and restated June 24, 2004 (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed by the Company and POAMI for the quarter ended June 30, 2004).
4.1
Indenture, dated as of December 21, 1998, among POAMI, as issuer, the Company, the other guarantors named therein, and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.8 to the Annual Report on Form 10-K filed by POI and Monitoring for the year ended December 31, 1998 (the "Fiscal 1998 Form 10-K")).
4.2
First Supplemental Indenture, dated April 2, 2007, among IASG, the other guarantors named therein and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K dated April 2, 2007).

4.3
Indenture, dated as of April 2, 2007, among POAMI, the Company the other guarantors named therein and Wells Fargo Bank, N.A., as trustee (the "Trustee"), (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K dated April 2, 2007).
4.4
Registration Rights Agreement, dated April 2, 2007, among POAMI and certain holders of the Senior Secured Notes (incorporated by reference to Exhibit 4.3 of the Current Report on Form 8-K dated April 2, 2007).
4.5
Second Supplemental Indenture, dated as of May 10, 2007, by and among IASG, the other guarantors named therein and The Bank of New York Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K dated May 10, 2007).
10.1	1997 Long-Term Incentive Plan of the Company, as amended (incorporated by reference to Exhibit 10.3 to the Fiscal 2004 Form 10-K, as amended).*
10.2	2004 Stock Option Plan (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed by the Company and POAMI dated February 8, 2005).*
10.3	Form of Award Agreement for Named Executive Officers under 2004 Stock Option Plan (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K dated February 8, 2005).*
10.4	Form of Award Agreement for Non-Named Executive Officers under 2004 Stock Option Plan (incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K dated February 8, 2005).*
10.5	Stock Appreciation Rights Plan (incorporated by reference to Exhibit 10.6 of the Current Report on Form 8-K dated February 8, 2005).*
10.6	Form of Award Agreement under Stock Appreciation Rights Plan (incorporated by reference to Exhibit 10.7 of the Current Report on Form 8-K dated February 8, 2005).*
10.7
Employment Agreement dated July 23, 2004 between Protection One, Inc., Protection One Alarm Monitoring, Inc and Richard Ginsburg (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by POI and Monitoring dated August 16, 2004).*
10.8
Employment Agreement dated July 23, 2004 between Protection One, Inc., Protection One Alarm Monitoring, Inc and Darius G. Nevin (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by POI and Monitoring dated August 16, 2004).*
10.9
Employment Agreement dated July 23, 2004 between Protection One, Inc., Protection One Alarm Monitoring, Inc and Peter J. Pefanis (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by POI and Monitoring dated August 16, 2004).*
10.10
Employment Agreement dated July 23, 2004 between Protection One, Inc., Protection One Alarm Monitoring, Inc and J. Eric Griffin (incorporated by reference to Exhibit 10.58 to the Fiscal 2004 Form 10-K, as amended).*
10.11
First Amendment to Employment Agreement dated February 8, 2005 between Protection One, Inc., Protection One Alarm Monitoring, Inc and J. Eric Griffin (incorporated by reference to Exhibit 10.59 to the Fiscal 2004 Form 10-K, as amended).*
10.12
Employment Agreement dated July 23, 2004 between Protection One, Inc., Protection One Alarm Monitoring, Inc and Joseph Sanchez (incorporated by reference to Exhibit 10.12 to the Fiscal 2006 Form 10-K).*

10.13
First Amendment to Employment Agreement dated February 8, 2005 between Protection One, Inc., Protection One Alarm Monitoring, Inc and Joseph Sanchez (incorporated by reference to Exhibit 10.13 to the Fiscal 2006 Form 10-K).*
10.14
Exchange Agreement dated as of November 12, 2004 by and among the Company, POI Acquisition L.L.C., POI Acquisition I, Inc. and Quadrangle Master Limited Funding Ltd (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed by POI and Monitoring for the quarter ended September 30, 2004).
10.15	Stockholders Agreement, dated as of February 8, 2005, by and between the Company and Quadrangle (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated February 8, 2005).
10.16
Registration Rights Agreement, dated as of February 8, 2005, by and between the Company and Quadrangle (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K dated February 8, 2005).
10.17	Form of Management Stockholder Agreement, dated as of February 8, 2005 (incorporated by reference to Exhibit 10.8 of the Current Report on Form 8-K dated February 8, 2005).*
10.18
Amended and Restated Credit Agreement, dated as of April 26, 2006, by and among Protection One Alarm Monitoring, Inc., Protection One, Inc., the several banks and other financial institutions or entities from time to time parties to the Amended and Restated Credit Agreement, Bear, Stearns & Co. Inc., as sole lead arranger and sole bookrunner, LaSalle Bank National Association, as syndication agent, Harris Nesbitt Financing, Inc., LaSalle Bank National Association and U.S. Bank National Association, as co-documentation agents, and Bear Stearns Corporate Lending Inc., as administrative agent (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated April 26, 2006).
10.19
Stockholders Agreement, dated as of December 20, 2006, by and among Protection One, Inc., Tara Acquisition Corp. and the stockholders named therein (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated December 21, 2006).
10.20
Lock Up and Consent Agreement, dated as of December 18, 2006, by an among Protection One Alarm Monitoring, Inc., Integrated Alarm Services Group, Inc. and the noteholders named therein (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K dated December 21, 2006).
10.21
Credit Facilities Commitment Letter, dated as of December 17, 2006, by and among Protection One, Inc., Protection One Alarm Monitoring, Inc., Bear, Stearns & Co. Inc. and Bear Stearns Corporate Lending Inc. (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K dated December 21, 2006).
10.22
Reorganization Agreement, dated as of December 18, 2006, by and among Protection One, Inc., POI Acquisition I, Inc. and the other affiliates of Quadrangle Group LLC named therein (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K dated December 21, 2006).
10.23
Employment Agreement dated March 8, 2007, by and among the Company, Protection One Alarm Monitoring, Inc. and Kimberly Lessner (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated March 8, 2007).*

10.24
First Amendment dated March 13, 2007, by and among Protection One Alarm Monitoring, Inc., Protection One, Inc., the lenders party thereto and Bear Stearns Corporate Lending Inc., as administrative agent (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated March 13, 2007).
10.25
Amended and Restated Stockholders Agreement dated April 2, 2007, among Quadrangle Master Funding Ltd., POI Acquisition, LLC and the Company (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated April 2, 2007).
10.26
Notes Security Agreement dated April 2, 2007, among the Company, the Trustee and other parties named therein (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K dated April 2, 2007).
10.27	Pledge Agreement dated April 2, 2007, among the Company, the Trustee and other parties named therein (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K dated April 2, 2007).
10.28
Intercreditor Agreement dated April 2, 2007, among Bear Stearns Corporate Lending Inc., as administrative agent, the Trustee, POAMI and the Company (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K dated April 2, 2007).
10.29	2007 Senior Management Short-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated August 29, 2007)*
21.1	Subsidiaries of the Company and POAMI.+
23.1	Consent of Deloitte & Touche LLP.+
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

*
Each Exhibit marked with an asterisk constitutes a management contract or compensatory plan or arrangement required to be filed or incorporated by reference as an Exhibit to this report pursuant to Item 15(c) of Form 10-K.

+
Filed or furnished herewith.

        (b)   The exhibits required by Item 601 of Regulation S-K are filed or furnished herewith.

114

SIGNATURES

        Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

PROTECTION ONE, INC. PROTECTION ONE ALARM MONITORING, INC.
Date: March 17, 2008	By:	/s/ DARIUS G. NEVIN Darius G. Nevin, Executive Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD GINSBURG Richard Ginsburg	President, Chief Executive Officer and Director (Principal Executive Officer)	March 17, 2008
/s/ DARIUS G. NEVIN Darius G. Nevin	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 17, 2008
/s/ SARAH STRAHM Sarah Strahm	Chief Accounting Officer (Principal Accounting Officer)	March 17, 2008
/s/ RAYMOND C. KUBACKI Raymond C. Kubacki	Director	March 17, 2008
/s/ ROBERT J. MCGUIRE Robert J. McGuire	Director	March 17, 2008
/s/ HENRY ORMOND Henry Ormond	Director	March 17, 2008
/s/ STEVEN RATTNER Steven Rattner	Director	March 17, 2008
/s/ THOMAS J. RUSSO Thomas J. Russo	Director	March 17, 2008
/s/ DAVID A. TANNER David A. Tanner	Director	March 17, 2008
/s/ MICHAEL WEINSTOCK Michael Weinstock	Director	March 17, 2008
/s/ ARLENE M. YOCUM Arlene M. Yocum	Director	March 17, 2008

QuickLinks

TABLE OF CONTENTS
PART 1 FORWARD-LOOKING STATEMENTS
  ITEM 1. BUSINESS
  ITEM 1A. RISK FACTORS
  ITEM 1B. UNRESOLVED STAFF COMMENTS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN* Among Protection One, Inc., The Russell MicroCap Index, A New Peer Group And An Old Peer Group
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
PROTECTION ONE, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Assets Acquired and Liabilities Assumed as of April 2, 2007 (dollars in thousands)
PROTECTION ONE, INC. AND SUBSIDIARIES SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS (Dollar amounts in thousands)
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
  ITEM 9B. OTHER INFORMATION
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES